Form 10KSB40
period 1995-12-31
PACIFIC RIM ENTERTAINMENT INC
filed 1997-05-01
CIK 898802

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-22808

                         PACIFIC RIM ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

                      Delaware                                  95-4374983
  (State or other jurisdiction of incorporation or           (I.R.S. Employer
                    organization)                           Identification No.)

             401 City Avenue, Suite 319
              Bala Cynwyd, Pennsylvania                             19004
      (Address of Principal executive offices)                   (Zip Code)

                                 (610) 664-6088
                           (Issuer's telephone number)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None
      Securities registered pursuant to Section 12(g) of the Exchange Act:

                               Title of each class
                     Common Stock, $.01 par value per share
                   Redeemable Warrants expire November 9, 1998

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [  ]   No [ X ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year.  $ 0

As of March 31, 1997, a total of 22,204 shares of the registrant's common stock $.01 par value were outstanding and 11,554 of the Company's redeemable warrants were outstanding. As of February 25, 1997 the aggregate market value of the common stock held by non affiliates was approximately $225, based on the average bid and ask price on that date of February 19, 1997.


DOCUMENTS INCORPORATED BY REFERENCE - Transitional Small Business Disclosure
Format (Check one): Yes [  ];   No [ X ]

PART I
ITEM 1.  DESCRIPTION OF BUSINESS

Pacific Rim Entertainment Inc., a Delaware Corporation (the "Company"), was incorporated in 1992 as a holding company for certain corporations which had been engaged in the animated film production business for various periods commencing in 1989. Until 1994 the Company was primarily engaged in the production for television and videocassette distribution of animation programs for others. These production activities were carried out at production facilities in Manila, Philippines and Shenzhen, China.

In late 1992, the Company entered the business of creating original animated programs based on story concepts and characters developed or acquired by the Company under license. It completed one special and a series entitled "Little Toot" based on characters originally created by Hardie Gramatky and licensed to the Company, and completed several episodes of an adventure series known as "Cliff Hanger" with a set of newly-created characters owned by the Company. The Company entered into a worldwide distribution agreement for certain of its properties with INI Entertainment Group, Inc. (("INI"), which had funded a portion of the production costs of the Little Toot special and series. Revenues reported by INI under that agreement have been minimal to date, and the Company believes that this distribution agreement has expired by its terms.

In the early 1990s, the independent first-run syndication market for animated productions in the United States was severely affected by the major studios' success in marketing its own programs directed toward children and by its ability to add additional affiliate television stations. In addition, both Time Warner and Paramount launched their own networks and sought to sign a majority of the remaining independent station affiliates in order to place their programming on these stations. This development had a severe impact on the ability of independent television distributors such as INI to place first-run programming on over-the-air network stations operating in the U.S. In December 1994, the Company closed its production facilities in Manila and Shenzhen, and in June, 1995, the Company ceased its program creation business.

Following the cessation of the Company's program creation and production businesses, management sought to obtain additional financing or to merge or form a joint venture of the Company's operations with those of another business. The efforts were unsuccessful, and in late 1996 a group of the Company's common stockholders acted by written consent to replace the incumbent management with a Board of Directors designated by such stockholders.

At the present time the Company's only assets are its rights in its "Little Toot" special and completed series, and its partially completed "Cliff Hanger" series. The Company has determined not to complete the "Cliff Hanger" series, and present management is seeking to maximize value for stockholders and creditors by pursuing various alternatives, which may include licensing or other disposition of all or a portion of its distribution rights to existing inventory, financial restructuring, strategic or other joint ventures with parties willing to provide financial support to the Company, merger with an operating entity in a similar or dissimilar field of business or other alternatives. There can be no assurance that any of these efforts will be successful, and if such efforts do not succeed the Company will be unable to continue as a going concern. Since August, 1995, the Company has had no employees.

ITEM 2.  PROPERTIES

The Company's principal executive offices are located in approximately 200 square feet of a related party's office space in Santa Monica, California at no cost. This office is primarily responsible for financial and administrative functions. The Company's former lease was terminated in June, 1995 and a $20,000 accrual has been recorded for any possible termination costs.

ITEM 3.  LEGAL PROCEEDINGS - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND REDEEMABLE WARRANTS AND RELATED SECURITY HOLDER MATTERS

PRICE RANGE OF SECURITIES

The Company's Common Stock and Redeemable Warrants are listed on the NASDAQ OTC Bulletin Board under the symbols TOON and TOONW, respectively. The following table sets forth the range of the high and low sale prices as reported by the National Association of Securities Dealers. These ranges are shown for the period from November 12, 1993, the date trading of the Common Stock and Redeemable Warrants began following the IPO, through December 31, 1996.

1995
Common Stock                                   High                   Low
------------                                   ----                   ---
1st Quarter                                    $2.50                  $0.125
2nd Quarter                                     2.625                  2.00
3rd Quarter                                     no quotes              no quotes
4th Quarter                                     0.001                  0.001

Redeemable Warrant                             High                   Low
------------------                             ----                   ---
1st Quarter                                    $0.4625                $0.325
2nd Quarter                                     0.425                  0.3
3rd Quarter                                     0.4                    0.1125
4th Quarter                                     0.2                    0.075

1996
Common Stock                                   High                   Low
------------                                   ----                   ---
1st Quarter                                    $1.10                  $0.001
2nd Quarter                                     3.10                   0.01
3rd Quarter                                     0.03                   0.01
4th Quarter                                     0.10                   0.01

Redeemable Warrant                             High                   Low
------------------                             ----                   ---
1st Quarter                                    no quotes              no quotes
2nd Quarter                                    no quotes              no quotes
3rd Quarter                                    no quotes              no quotes
4th Quarter                                    no quotes              no quotes

The Company had a reverse stock split of 1 for 10 shares in February 1996 and 1 for 20 shares in March 1995. All per share data have been adjusted to reflect this split retroactively.

CLASS A NON-VOTING CONVERTIBLE PREFERRED STOCK - On March 31, 1994 the Board of Directors authorized the issuance of 550 shares of a series of preferred stock to be known as the "Class A Non-Voting Convertible Preferred Stock". The Certificate of Designations, Preferences and Rights for that preferred stock, as amended, provided that said preferred shares automatically converted to shares of common stock of the Company on April 1, 1996 at a conversion rate of 14 shares of common stock for each share of Class A Convertible Preferred Stock. As a result, all said preferred share have been converted into 7,700 shares of the Company's common stock.

APPROXIMATE NUMBER OF RECORD HOLDERS - As of February 1, 1997, there were approximately 134 holders of record of the Company's Common Stock and approximately 80 holders of record of the Company's Redeemable Warrants.

DIVIDENDS - The Company has never paid any cash dividends on its Common Stock and has no intention to pay any cash dividends in the foreseeable future. The declaration and payment of dividends are subject to the discretion of the Board of Directors of the Company and are subject to certain limitations under the General Corporation Law of the State of Delaware. The timing, amount and form of dividends, if any, will depend, among other things, on the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from and should be read in conjunction with the Consolidated Financial Statements of the Company for the period beginning with November 1993 Initial Public Offering. The information set forth below should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the Consolidated Financial Statements and Notes thereto indexed on page F-1.

                                                                      Years ended December 31,
Statements of Operations Data                              1996                   1995             1994
-----------------------------                              ----                   ----             ----
Revenues                                               $          -0-      $     3,169      $    23,040
Operating Loss                                               (101,333)      (1,413,242)      (3,680,564)
Loss before Discontinued Operations                                         (1,413,242)      (3,682,793)
Loss from Discontinued Operations (a)                                                        (1,206,390)
Net Loss                                                                   $(1,413,242)     $(4,889,183)

Per Share Data(b)
-----------------
Loss before Extraordinary Item                         $        (5.67)     $    (62.84)     $   (263.00)
Discontinued Operations (a)                                                                 $    (86.00)
Net Loss                                                                                    $   (349.00)

                                                                   Year Ended December 31,
Balance Sheet Data                                         1996                   1995             1994
------------------                                         ----                   ----             ----
Total Assets                                           $       506,667     $    510,000     $  1,092,777
Total Liabilities                                            1,210,650        1,086,630          492,529
Accumulated   Deficit                                      (12,459,070)     (12,331,617)     (10,918,375)
Stockholders' Equity (Deficit)                         $      (704,083)    $   (576,630)    $    600,248

(a) Effective December 31,1994 the Company discontinued the operations of its production services business, net of tax and recognized 353,000 disposal gain.
(b) All per share data has been adjusted to give effect to the 1-for-10 and 1-for-20 reverse stock splits effective February 12, 1996 and March 27, 1995 respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1996 vs. 1995

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto (indexed at page F-1).

The year ended December 31, 1996 reflects the film cost of "Cliff Hanger" half-hour episodes at net realizable value of $500,000. Liabilities totaled $1,210, 650 and the Company is existence was in substantial doubt in the absence of additional financing or corporate restructuring.

The Company had no operating revenues during 1996 and selling, general, and administrative expenses decreased $783,000 from 1995 due to 1996 inactivity. Accordingly, the 1996 loss per share was $5.67 versus $62.84 in 1995.

1995 vs. 1994

The Company incurred substantial losses in the year ended December 31, 1995. As of December 31, 1995, total assets were $510,000 and included fixed assets of $10,000 and net film costs for "Cliff Hanger" of $500,000 carried at net realizable value based on then current negotiation. As of that date, total liabilities were $840,647 which included $686,726 of accounts payable and accrued expenses and amounts due to directors and shareholders of $153,921. The reduction in total assets of $83,000 since December 31, 1994 reflected write-offs of accounts receivable and prepaid expenses of $16,000 and $46,000 respectively and an adjustment of fixed assets and film costs of $20,000 and $500,000 to net realizable value. The $349,000 increase in liabilities includes $15,000 due to directors and shareholders for funds advanced.

Loss from continuing operations for the year ended December 31, 1995 was $(1,413,242) compared to a loss of $(3,680,564) for the year ended December 31, 1994. The difference is attributable to cessation of Company operations in July 1995 which resulted in selling, general and administrative costs for 1995 totaling $890,361 as compared to $1,948,000 for 1994; and the recognition in 1994 of $1,755, 000 in expenses connected with amortization of film costs and an adjustment of the valuation of film costs to net realizable value.

LIQUIDITY AND CAPITAL RESOURCES

The Company's only present potential source of liquidity is the possible proceeds of its existing film inventory. The Company has determined not to complete production of the "Cliff Hanger" series, and is pursuing various alternatives, which may include licensing or other disposition of all or a portion of its distribution rights to existing inventory, strategic or other joint ventures with parties willing to provide financial support to the Company, merger with an operating entity in a similar or dissimilar field of business or other alternatives. There can be no assurance that any of these efforts will be successful, and if such efforts do not succeed the Company will be unable to continue as a going concern.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The consolidated Financial Statements and related financial information required to be filed hereunder are indexed at page F-1 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the Company, their respective ages and their positions with the Company are set forth below:

        Name                      Age               Position(s) with the Company
        ----                      ---               ----------------------------
        Steve Rosner               46               Chairman, President and Secretary
        Bernard Buchwalter         66               Director
        Richard Someck             42               Director
        Ike Suri                   28               Director and Chief Financial Officer

All of the Company's current directors will serve as directors until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified, subject to their earlier removal or resignation. The Company's By-Laws provide that the size of the Board of Directors shall be determined by the Board of Directors and shall be between three and eight members.

The Company's officers are elected by, and serve at the pleasure of, the Board of Directors and until their successors are elected and qualified. There are no familial relationships between any of the Company's officers and Directors.

COMPLIANCE WITH SECTION 16(a) OF SECURITIES EXCHANGE ACT OF 1934

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company by each person who, at any time during the fiscal year ended December 31, 1996, was a director or executive officer of the Company or beneficial owner of more than 10 percent of the Company's Common Stock or Redeemable Warrants with respect to the fiscal year ended December 31, 1996, and Forms 5 and amendments thereto furnished to the Company by such persons with respect to such fiscal year, and any written representations from such persons that no other reports were required for such persons, the Company believes that during and with respect to the fiscal year ended December 31, 1996, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended, applicable to its directors, executive officers and the beneficial owners of more than 10 percent of the Company's Common Stock or Redeemable Warrants were complied with.

Steve Rosner
Mr. Rosner is 46 years old and was born in Philadelphia, Pennsylvania. He has be a director of the company Inforamtix since November, 1996. Since January, 1997 Mr. Rosner has been the President and a Director of Pacific Rim Entertainment, Inc. He is also an officer and/or director of several privately held corporations, including Jet Aviation Trading, Inc. and DIF Advisors, Inc. Mr. Rosner is the sole shareholder of Centaur Financial Corporation, a Pennsylvania corporation which specializes in consulting and investment banking.

Bernard Buchwalter
Mr. Buchwalter is 66 years old and was born in Brooklyn, New York. He served in the United States Army from 1952 to 1954. He graduated from Brooklyn College in 1956 and was employed by Stern & Stern Textiles from 1960 to 1970. In June 1970 he started Lorraine Linens, Inc. Mr. Buchwalter served as President and now CEO of Lorraine Linens. The company manufactures lace table cloths and lace curtains for distribution to major retailers throughout the United States.

Richard Someck
Mr. Someck is 42 years old and was born in New York. He graduated from the State University at New Paltz in 1977 with a B.A. Mr. Someck has been in the Commercial Real Estate business since 1980. He has been working with Sutton & Edwards, Inc. out of Lake Success, NY for the past 15 years. Presently Mr. Someck is a Senior Director of the Company and has been personally responsible for initiating over $100 million, in various real estate transactions.

Ike Suri
Mr. Suri is 28 years old and is presently the president of Azemuth, Inc. and the partner of Agama, Inc. Azemuth and Agama are currently engaged in performing consulting, financial and restructuring activities designed to turn around companies in need of financial assistance. In addition, such entities engage in seeking out merger and acquisition candidates. From 1990 to 1993, Mr. Suri served as National Sales Manager of Osicom Technologies Inc., a public company. Mr. Suri also served from January 1994 to October 1994 as a Vice President of Sales and Marketing for Saratoga Technologies, Inc., a subsidiary of Saratoga Brands, Inc., a public company. Mr. Suri does not presently beneficially own, directly or indirectly, any shares of the registrant's common stock.

ITEM 11. EXECUTIVE COMPENSATION - THE DIRECTORS AND OFFICERS RECEIVED NO COMPENSATION DURING 1996 AND 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of January 31, 1996, certain information with respect to the beneficial ownership of the Company's Common Stock by (a) each of the Company's present and former directors, (b) each executive officer of the Company identified in the Summary Compensation Table, (c) all executive officers and directors of the Company as a group and (d) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of its Common Stock. A person is deemed to be the beneficial owner of shares of the Company's Common Stock if the person has the right to acquire beneficial ownership of any such shares within 60 days through the exercise of options, warrants or other rights. Common Stock not outstanding which is subject to options, warrants and other rights exercisable by a person within 60 days is deemed to be outstanding for the purpose of computing the percentage of the Common Stock beneficially owned by such person (including the directors, former directors and executive officers and former executive officers of the Company as a group) named below, but is not deemed to be outstanding for any other person.

                                    Amount and Nature of               Ownership as a Percent
Name and Address                   Beneficial Ownership(1)            of Outstanding Common Stock
----------------                   -----------------------            ---------------------------

Alan W. Livingston (3) (2)                2,621.5                               8.20%
c/o Pacific Rim Entertainment, Inc.
401 City Avenue -Suite 725
Bala Cynwyd, PA  19004

Steven Rosner                               2,850                               8.91%
401 City Avenue - Suite 725
Bala Cynwyd, PA  19004

Bernard Buchwalter                          2,850                               8.91%
673 Osprey Point Circle
Boca Raton, FL  33431

Richard Someck                              2,675                               8.36%
Sutton & Edwards, Inc.
1981 Marcus Ave.
Lake Success, NY  11042

Ike Suri (3)                                2,000                               6.25%
Azemuth Incorporated
1601 N. Sepulveda Blvd., Suite 243
Manhattan Beach, CA  90266

Directors and executive officers
as a group (4 persons)                     10,375                              32.44%

(1) All parties listed above have sole voting and investment power with respect to their shares unless otherwise indicated.

(2) Does not give effect to the agreement dated November 17, 1992 between Mr. Livingston and Mr. Guy Beatty, one of the five founding stockholders of the Company. Pursuant to this agreement, Mr. Beatty is entitled to receive up to an aggregate of $500,000 from Mr. Livingston from 50 percent of (i) dividends received by Mr. Livingston on the Common Stock; (ii) proceeds received from the sale or redemption of Common Stock; (iii) proceeds received by Mr. Livingston with respect to a merger or other like transaction of the Company; or (iv) other extraordinary compensation received by Mr. Livingston from the Company.

(3)   Former director and/or officer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's former Chairman and Chief Executive Officer, Alan W. Livingston, made $218,000 in working-capital loans to the Company before his resignation in 1995.

INI funded $275,000 of the production cost of the "Little Toot" special in contemplation of receiving fees for distribution of the related series, including $25,000 of costs incurred because of delays by the Company in completing the "Little Toot" special on a timely basis. INI agreed to defer the receipt of a portion of its fees until the Company has recouped its production cost. INI has not reported any substantial revenue from distribution of the products covered by its agreement; management believes that this agreement has expired by its terms, and that nothing is due to INI.*

In consideration of the creative services of Milton Vallas, a former executive officer of the Company, provided in connection with the "Cliff Hanger" series, Mr. Vallas was granted a three percent interest in the net profits which the Company receives from any program sales or merchandise sales with respect to the "Cliff Hanger" series.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) (1 and 2) Financial Statements: Reference is made to the Index to Consolidated Financial Statements on page F-1 of this report.
(b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year covered by this report.

                         PACIFIC RIM ENTERTAINMENT, INC.


                                   FORM 10-KSB
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I - FINANCIAL INFORMATION
         ITEM 1 Consolidated financial statements:

         Independent auditor's report                                                    F-2
         Consolidated balance sheet as of December 31, 1996                              F-3

         Consolidated statements of operations for the years ended
         December 31, 1996 and 1995                                                      F-4

         Consolidated statement of stockholders' deficit for the two years
         ended December 31, 1996                                                         F-5

         Consolidated statements of cash flows for years
          ended December 31, 1996 and 1995                                               F-6

         Notes to consolidated financial statements                                      F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANT


Board of Directors of Pacific Rim Entertainment, Inc.:

I have audited the accompanying consolidated balance sheet of Pacific Rim Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 1996 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years ended December 31, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Rim Entertainment, Inc. and subsidiaries as of December 31, 1996 and the results of its operations and cash flows for each of the two years ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company has suffered recurring operating losses and has a questionable ability to generate future revenue.


Encino, California
March 4, 1997



                                                  /S/ Jay J. Shapiro, C.P.A.
                                                  ------------------------------
                                                  JAY J. SHAPIRO, C.P.A.
                                                  A Professional Corporation

PART 1
ITEM 1.  FINANCIAL STATEMENTS



                PACIFIC RIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1996
                                    (Note 1)

                                                                                                      1996
ASSETS
Film costs inventory, net (Note 2)                                                                $    500,000
Fixed assets, net (Note 4)                                                                               6,667
                                                                                                  ------------

                                                                              Total Assets        $    506,667
                                                                                                  ============
LIABILITIES AND STOCKHOLDERS DEFICIT

Liabilities:
Accounts payable and accrued expenses (Note 6)                                                    $    887,000
Payable to related parties (Note 3)                                                                    323,650
                                                                                                  ------------

                                                                         Total Liabilities        $  1,210,650
                                                                                                  ============
Stockholder's deficit:
Common Stock, authorized 10,000,000 shares, par value
$.01 per share, 22,488 shares issued and outstanding in 1995 and 1996                                      225
Additional paid-in-capital                                                                          11,754,762
Accumulated deficit                                                                                (12,459,707)
                                                                                                  ------------
                                                               Total Stockholder's Deficit            (704,083)
                                                                                                  ------------
Total Liabilities and Stockholder's Deficit                                                       $    506,667
                                                                                                  ============

   The accompanying notes to financial statements are an integral part hereof

                PACIFIC RIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                       1996               1995
Operating Revenues                                                      $0             $3,169

Amortization expense and film valuation reserve (note 2)                 0           (500,000)
Selling, general and administrative                               (101,333)          (884,023)
                                                                 ---------        -----------

Operating Loss                                                   ($101,333)       ($1,387,192)

Interest expense                                                  ($23,650)           (23,650)
                                                                 ---------        -----------
Loss before tax                                                  ($125,053)       ($1,410,842)

Provision for California franchise tax                             ($2,400)           ($2,400)

                                                                 ---------        -----------
Net loss                                                         ($127,453)       ($1,413,242)
                                                                 =========        ===========

Net loss per share                                                  ($5.67)           ($62.84)

Weighted average shares outstanding                                 22,488             22,488

   The accompanying notes to financial statements are an integral part hereof

                PACIFIC RIM ENTERTAINMENT, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE TWO YEARS
                             ENDED DECEMBER 31, 1996


                                                                  PREFERRED STOCK                       COMMON STOCK
                                                                 Shares      Amount               Shares             Amount
                                                                 ------      ------               ------             ------
Balance - December 31, 1993                                                                      2,775,850          $27,759
One-for-twenty reverse split -  March  1995                                                     (2,637,058)         (26,371)
One-for-ten reverse split - February 1996                                                         (124,913)          (1,249)



Issuance of preferred stock - Private Placement 1                  500           $5
Issuance of warrants - Private Placement 1
Issuance of common stock - Private Placement 1                                                         125               $1
Issuance of preferred stock - Private Placement 2                  106           $1


                                                                 -----       ------               -------            ------
Balance - December 31, 1994                                        606           $6                14,004               140
Conversion of preferred shares                                    (606)         ($6)                8,484                85

Net loss for the period
                                                                 ------      ------               -------            ------
Balance - December 31, 1995                                          0            0                22,488               225
                                                                 ======      ======

Net loss for the period
                                                                                                  -------            ------
Balance - December 31, 1996                                                                        22,488              $225
                                                                                                  =======            ======


                                                               ADDITIONAL PAID     ACCUMULATED
                                                                  TO CAPITAL         DEFICIT            TOTAL
                                                                  ----------         -------            -----

Balance - December 31, 1993                                     $9,285,111          (6,029,102)         3,283,768
One-for-twenty reverse split -  March  1995                         26,371
One-for-ten reverse split - February 1996
                                                                    $1,249


Issuance of preferred stock - Private Placement 1                1,378,586
Issuance of warrants - Private Placement 1                             $50
Issuance of common stock - Private Placement 1                         ($1)
Issuance of preferred stock - Private Placement 2                  317,799


                                                                                    (4,889,183)        (4,889,183)
                                                               -----------        ------------        -----------
Balance - December 31, 1994                                     11,754,841         (10,918,375)           836,612
Conversion of preferred shares                                         (79)

Net loss for the period                                                             (1,413,242)        (1,413,242)
                                                               -----------        ------------        -----------
Balance - December 31, 1995                                     11,754,762         (12,331,617)          (576,630)


Net loss for the period                                                              ($127,453)
                                                                                                         (127,453)
                                                               -----------        ------------        -----------
Balance - December 31, 1996                                    $11,754,762        ($12,459,070)         ($704,083)
                                                               ===========        ============        ===========

   This accompanying notes to financial statements are an integral part hereof

                PACIFIC RIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEAR ENDED DECEMBER 31. 1996 and 1995

CASH FLOW FROM OPERATING ACTIVITIES:                                        1996                   1995
    NET LOSS                                                          ($127,453)             ($1,413,242)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED
FOR OPERATING ACTIVITIES:


   Depreciation and amortization                                          3,333                  786,000
   Adjustments of fixed assets to net realizable value                                            20,000
   Film cost write down                                                                          500,000
   Changes in operating assets and liabilities:
   Accounts Receivable                                                                            16,000
   Deposits and prepayments                                                                       52,281
   Accounts payable and accrued expenses                                124,120                 (115,118)
                                                            -------------------    ---------------------
TOTAL ADJUSTMENTS                                                       127,453                1,259,163
                                                            -------------------    ---------------------
NET CASH USED FOR OPERATING ACTIVITIES                                                          (154,179)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable to officers and
   stockholders, net                                                                             103,682
   Proceeds from notes payable to investors
                                                                                                  50,000
                                                                                   ---------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     0                  153,682
NET DECREASE IN CASH                                                          0                     (497)
CASH AT BEGINNING OF PERIOD
                                                                              0                      497
                                                            -------------------    ---------------------
CASH AT END OF PERIOD
                                                                              0                        0
                                                            ====================   =====================
Supplemental Cash Flow Information:

TAXES PAID
                                                                               0                       0
                                                            ====================   =====================

INTEREST PAID
                                                                               0                       0
                                                            ====================   =====================

   The accompanying notes to financial statements are an integral part hereof

                PACIFIC RIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

1. Organization and Liquidity

CONSOLIDATION AND BASIS OF PRESENTATION
The accompanying financial statements include the accounts of Pacific Rim Entertainment, Inc. (PRE) and its subsidiaries, Pacific Rim Productions, Inc.
(PRP) and Penn Productions, Inc. (Penn), collectively referred to as "the Company". All significant intercompany transactions and accounts have been eliminated.

PRE, incorporated in Delaware on May 22, 1992, is headquartered in Los Angeles, California. The Company was engaged in the creation, development and production of original animated programs designed for worldwide television, videocassette and other non-theatrical distribution. The Company also provided a variety of animation production services as a third-party provider of such services. The Company conducted substantially all of the production work at a production facility located in Shenzhen, People's Republic of China (PRC) and such work was discontinued in December 1994.

Penn was incorporated in California on October 4, 1991, for the purpose of developing and exploiting original animation properties for worldwide non-theatrical distribution. During the first quarter of 1993, Penn completed and delivered its first animation project (see transaction with INI described in Note 3).

INITIAL PUBLIC OFFERING ("IPO")
On November 19, 1993 the Company completed an IPO consisting of 1,500,000 shares of Common Stock at $100.00 per share and 1,725,000 Redeemable Warrants at $0.10 per warrant, for gross proceeds of $7,650,000. Net proceeds received after deducting underwriter's commissions, underwriter's expenses, and deferred offering costs were approximately $5,627,289.

These Redeemable Warrants, as well as those issued pursuant to the IPO and other financing arrangements, have an exercise price of $5.00, and expire on November 9, 1998. The Redeemable Warrants can be called at a price of $0.05 per warrant, commencing November 10, 1994, following any period in which, for 20 consecutive trading days, the common stock closing bid price is equal to or greater than 200 percent of the IPO price, as adjusted (initially $200.00). As of December 31, 1996 11,553 warrants are outstanding on a past split basis and none were exercised during 1994 or 1995. After giving effect to the 1-for-10 and 1-for-20 reverse splits effective February 12, 1996 and March 27, 1995 respectively, the warrant's exercise and call prices were $1,000 and $10 respectively per warrant.

PRIVATE PLACEMENTS
Under the terms of two private placements of preferred stock in July and November 1994 (collectively the "Private Placements"), the Company issued Class A Non-Voting Convertible Preferred Stock (the "Class A Preferred Stock") for aggregate net proceeds of approximately $1,696,000. The Class A Preferred Stock entitled the holders thereof to receive certain distributions or payments in the event of any liquidation, dissolution or winding up of the Company, prior to the making of any distributions or payments to any other holders of the Company's capital stock. The Preferred Stock is non-voting (except as specifically provided in the Company's Certificate of Designations, Preferences and Rights of Class A Non-Voting Convertible Preferred Stock) and was convertible into shares of the Company's Common Stock, par value $0.01 per share (the "Common Stock") at a rate (the "Conversion Rate") of up to 14 adjusted shares of Common Stock for each share of Preferred Stock. The Preferred Stock, to the extent not theretofore converted automatically converted into shares of Common Stock at the Conversion Rate on April 1, 1996. The Conversion Rate was adjusted upon the occurrence of certain events, including certain dividends, split-ups, reclassifications, mergers and asset sales. All 606 preferred shares were converted into 8,484 post-split shares of Common stock as of December 31, 1996.

LIQUIDITY AND GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has questionable ability to generate future revenues.

To address these liquidity issues, subsequent to December 31, 1995, the Company appointed a new Board of Directors who have agreed to spend whatever time and resources necessary to find additional financing and/or restructuring opportunities in order to benefit the creditors and shareholders of the Company. In addition, the Company is exploring the possibility of the sale of "Cliff Hanger" episodes and rights and further exploitation of a "Little Toot" series. However there can be no assurances that the Company will be successful in raising additional financing, selling the "Cliff Hanger" series or entering into strategic arrangements, that sufficient funds will be available to the Company on acceptable terms, or that future revenues will be sufficient to cover necessary operating costs.

These factors, among others, create a substantial doubt about the Company's ability to continue as a going concern and an uncertainty as to the recoverability of recorded asset amounts and the adequacy of amounts of liabilities. The accompanying financial statements may not include all adjustments relating to the recoverability of asset carrying amounts or the amount of liabilities that might result should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Principles

FIXED ASSETS
Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided for on the straight-line basis over three years beginning January 1, 1996.

FILM COSTS INVENTORY
The Company has followed the practice of capitalizing direct costs, including production overhead, incurred in connection with the development and production of proprietary animation films as film costs inventory in accordance with SFAS
53. Film production costs are amortized and participation expense is accrued in the ratio that the current period's gross revenues bear to estimated total gross revenues from all sources on an individual production basis. Estimates of total gross revenues are reviewed periodically and amortization is adjusted accordingly. As of December 31, 1996, costs of programming for "Cliff Hanger" were $2,734,000. Based on management's total gross revenue estimates as of December 31, 1996, approximately 100 percent of unamortized film costs inventory applicable to released productions will be amortized during the next three years. Management has recognized a valuation reserve of $1,734,000 on the "Cliff Hanger" project as of December 31, 1996.

DEFERRED COMPENSATION
The former CEO is entitled to $189,000 in past compensation which is fully accrued at December 31, 1995 and 1996.

STATEMENTS OF CASH FLOWS
The Company prepares the Statements of Cash Flows using the indirect method as prescribed by the Statement of Financial Accounting Standards No. 95. The Company has no cash equivalents.

EARNINGS PER SHARE
The computation of the shares outstanding for 1996 and 1995 is based on the weighted average number of shares outstanding and the 1995 reverse stock splits. Warrants outstanding have not been included in the earnings per share calculations since the effect of their inclusion would be anti-dilutive.

UNCLASSIFIED BALANCE SHEET
The Company has elected presentation of an unclassified balance sheet in pursuant to SFAS 53.

3. Related Party Transactions

THE BEATTY OPTION
The Company exercised its rights to acquire outstanding shares of is Subsidiaries under the Beatty Option on January 22, 1993. In addition, pursuant to the terms of the Beatty Option, Mr. Beatty made an additional contribution to capital of the Company in the form of forgiveness of all indebtedness then owed to him by the Subsidiaries including all accrued interest thereon. In consideration for such contribution, the Subsidiaries released Mr. Beatty from all existing or subsequently accruing liabilities relating to Mr. Beatty's acquisition, ownership or transfer of his shares in the Subsidiaries or with respect to any act or transaction taken by him as a director, officer, employee, agent or stockholder of the Subsidiaries prior to such transfer. In order to induce Mr. Beatty to grant the Beatty Option to the Company, Mr. Livingston, the Company's President, CEO and Chairman of the Board, agreed to pay Mr. Beatty an amount equal to fifty percent (50 percent) of all sums received by Mr. Livingston (i) as dividends from the Company, (ii) from the sale or redemption of shares of stock of the Company owned by Mr. Livingston, (iii) from any sale or conversion of stock of the Company as a result of the purchase or merger of the Company by or with another entity, and (iv) in any other manner from the Company (other than repayment of loans, salary, and bonuses, provided that the salary and bonuses are reasonable), provided that the maximum aggregate amount payable to Mr. Beatty cannot exceed $500,000. No payment has been made to date.

LOANS FROM THE FORMER CHAIRMAN
The Company's former chairman has made loans to the Company, due on demand, aggregating $217,300 at December 31, 1996. These loans bear annual interest at 10 to 14 percent and interest should be paid monthly. The financial statements reflect accrued interest of $47,300 as of December 31, 1996.

THE COMPANY'S DISTRIBUTOR
In 1992, the Company entered into two separate, exclusive 15-year distribution contracts with INI Entertainment Group, Inc. ("INI"), for the worldwide distribution of two television programs. "Little Toot - The Special" was completed by Penn and delivered to INI in the first quarter of 1993. This distribution agreement calls for a non-refundable advance of $ 275,000. In addition, the Company received $3,169 for its share of distributable proceeds in "Little Toot" 1995. The agreement was terminated in July 1995 by the Company.

AZEMUTH, INC.
The Company's former CEO and present director controls this entity. Such entity has advanced $18,000 in 1995 and approximately $24,000 in 1996 on behalf of the Company. An accrual of $42,000 is reflected in Accounts Payable at December 31, 1996.

4. Fixed Assets

Fixed assets after the 1994 cessation of the production business operations effective December 31, 1996 and establishment of a net realizable valuation reserve, consist of the following as of December 31, 1996:

           Furniture and Fixtures                  $16,846
           Office Equipment                         41,153
                                                   --------
           Total Fixed Assets                       57,999
           Accumulated Depreciation                (51,332)
            and Valuation Reserve 12/31/96
           Fixed Assets, net                       $ 6,667
                                                   =======

5.  Income Taxes

                                                              Year Ended December 31,
                                                       1996                             1995
                                             -------------------------        ------------------------
         Federal                                  $                0                 $                0
         State                                                 2,400                              2,400
                                                  ------------------                -------------------
                           Total                  $            2,400                 $            2,400
                                                  ===================               ===================


         A reconciliation between the expected income tax benefit at the statutory rates, and the reported amounts, is as follows:

                                                 Year Ended December 31,
                                                 1996             1995
                                               --------         ---------

Expected tax benefit at statutory rates         (50,000)         (564,000)
                                               --------         ---------
Tax loss-no benefit reflected                    47,600           561,600
                                               --------         ---------
Provision for income tax                       $  2,400         $   2,400
                                               ========         =========


The cumulative amount of net deferred tax assets and liabilities for temporary differences in the recognition of income and expense for tax and financial reporting purposes at December 31, 1996, consisted of the following:

Deferred tax asset:
         Net operating loss carry-forwards        $ 2,709,000
         Valuation allowance                       (2,709,000)
                                                  -----------
                                                            0
                                                  ===========

Due to the uncertainty of realization, the Company has not provided any benefit for the net deferred tax asset.

6. Facility Lease

At December 31, 1996 the Company does not lease office space. Lease expenses were $28,000 in 1995 when the lease was terminated. An accrual of $20,000 has been made for any lease termination costs.

7. Stock Option Plans

In March 1994, the Company adopted the 1994 Stock Option Plan. The plan provides for the issuance of both "Incentive Stock Options" as well as "Nonqualified Options" to be issued to consultants and others. The Company has reserved for issuance 100,000 shares of common stock under this plan. No options have been granted under this Plan since inception.

Also, the Company adopted the "Outside Directors Stock Option Plan" pursuant to which options to purchase an aggregate of 2,500 shares of common stock have been authorized on an annual basis to each outside director who has served during the immediately preceding year. No options had been granted under this plan since inception.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.

                                   PACIFIC RIM ENTERTAINMENT, INC.

                                   By:      /s/ Steve Rosner
                                            ------------------------------------
                                            Steve Rosner
                                            President, Director and Chief
                                            Financial Officer

                                            Date:   April 22, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                            By:      /s/ Bernard Buchwalter
                                                     ---------------------------
                                                     Bernard Buchwalter
                                                     Director
                                                     Date:   April 22, 1997


                                            By:
                                                     ---------------------------
                                                     Ike Suri
                                                     Director

                                                     Date:


                                            By:      /s/ Richard Someck
                                                     ---------------------------
                                                     Richard Someck
                                                     Director

                                                     Date:   April 22, 1997