Form 10QSB
period 1997-03-31
PACIFIC RIM ENTERTAINMENT INC
filed 1997-08-11
CIK 898802

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
         For the quarterly period ended March 31,1997
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
         For the transition period from ___________ to ______________


                         Commission File Number 0-22808


                         PACIFIC RIM ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                95-4374983
         (State or other jurisdiction                   (I.R.S. Employer
       of incorporation or organization)             Identification Number)


         401 City Avenue, Suite 319
          Bala Cynwyd, Pennsylvania                            19004
   (Address of principal executive offices)                  (Zip Code)


                                 (610) 660-5755
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   No X .


Number of shares of Common Stock outstanding at December 31, 1996: 22,433

Number of Redeemable Warrants outstanding at December 31, 1996:    11,554

                         PACIFIC RIM ENTERTAINMENT, INC.


                                   FORM 10-QSB
                                 MARCH 31, 1997

                                TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
PART I  -    FINANCIAL INFORMATION

ITEM 1       Consolidated condensed unaudited financial statements

             Consolidated condensed unaudited balance sheets as of March 31, 1997 and
             December 31, 1996                                                                   3

             Consolidated condensed unaudited statements of operations for the
             three months ended March 31, 1997 and 1996                                          4

             Consolidated condensed unaudited statements of cash flow for three months
             ended March 31, 1997 and 1996                                                       5

             Notes to unaudited consolidated condensed financial statements                      6


ITEM 2       Management's Discussion and Analysis of Financial Condition,
             Results of Operations and Plan of Operation                                         9


PART II -    OTHER INFORMATION

ITEM 1       Legal Proceedings

ITEM 4       Submission of Matters to a Vote of Security Holders

ITEM 5       Other information                                                                  10

SIGNATURES                                                                                      11

                PACIFIC RIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                                      Unaudited           Audited
                                                                                    March 31, 1997    December 31, 1996
                                                                                    --------------    -----------------
ASSETS

Film costs inventory, net                                                           $    500,000       $    500,000

Fixed assets, net                                                                          5,500              6,667
                                                                                    ------------       ------------

                                                                  TOTAL ASSETS      $    505,500       $    506,667
                                                                                    ============       ============



LIABILITIES AND STOCK HOLDERS DEFICIT



Liabilities:                                                                        $    918,000       $    887,000

Accounts payable and accrued expenses                                                    328,150            323,650
                                                                                    ------------       ------------

                                                             TOTAL LIABILITIES      $  1,246,150       $  1,210,650
                                                                                    ============       ============



Stockholder's deficit:

Common Stock, authorized 10,000,000 shares, par value


$.01 per share, 22,488 shares issued and outstanding in 1996                                 225                225

Additional paid-in-capital                                                            11,754,762         11,754,762

Accumulated deficit                                                                  (12,495,637)       (12,459,707)
                                                                                    ------------       ------------

                                                   TOTAL STOCKHOLDER'S DEFICIT          (740,650)          (704,083)
                                                                                    ------------       ------------

                                   TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT      $    565,500       $    506,667
                                                                                    ============       ============

   THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF

                         PACIFIC RIM ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           THREE MONTHS ENDED MARCH 31

                                                                              Unaudited
                                                                        1997             1996
                                                                        ----             ----
Operating Revenues                                                         $0               $0

Amortization expense and film valuation reserve (note 2)                    0         (500,000)
Selling, general and administrative                                   (30,567)        (250,000)
                                                                     ---------       ---------

Operating Loss                                                       ($30,567)       ($750,000)

Interest expense                                                       (6,000)          (6,000)
                                                                     --------        ---------
Loss before tax                                                      ($36,567)       ($756,000)

Provision for California franchise tax                                     $0               $0
                                                                     --------        ---------
Net loss                                                             ($36,567)       ($756,000)
                                                                     ========        =========

Net loss per share                                                     ($1.63)         ($33.62)

Weighted average shares outstanding                                    22,488           22,488

   THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF

                PACIFIC RIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                           THREE MONTHS ENDED MARCH 31


                                                                     Unaudited
Cash Flow from Operating Activities:                           1997            1996
                                                               ----            ----
     Net Loss                                               ($ 36,567)      ($756,000)

Adjustments to Reconcile Net Loss to Net Cash
Used for Operating Activities:
     Depreciation and Amortization                              1,167          21,167
     Film Cost Write Down                                                     500,000
     Changes in Operating Assets and Liabilities:
     Decrease in Accounts Receivable                                           16,000
     Deposits and Prepayments                                                  52,281
     Increase in Accounts payable and accrued expenses         30,900         116,055
Total Adjustments                                              32,067         705,503
                                                            ---------       ---------
Net Cash Used for Operating Activities                         (4,500)        (50,497)
Cash Flows from Financing Activities:
     Proceeds from Notes Payable to Officers and
     Stockholder, Net                                           4,500
     Proceeds from Notes Payable to Investors                                  50,000
                                                            ---------       ---------
Net Cash Provided by Financing Activities                       4,500          50,000
Net Decrease in Cash                                                0            (497)
Cash at Beginning of Period                                         0             497
                                                            ---------       ---------
Cash at End of Period                                               0               0
                                                            =========       =========

Supplemental Cash Flow Information:
Taxes Paid                                                          0               0
                                                            =========       =========
Interest Paid                                                       0               0
                                                            =========       =========

   THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF

                PACIFIC RIM ENTERTAINMENT, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE TWO YEARS
                                 ENDED MARCH 31

                                                        Preferred           Stock             Common          Stock
                                                          Shares           Amount             Shares          Common
                                                          ------           ------             ------          ------
Balance - December 31, 1993                                                                  2,775,850       $ 27,759
One-for-twenty reverse split - March 1995                                                   (2,637,058)       (26,371)
One-for-ten reverse split - February 1996                                                     (124,913)        (1,249)


Issuance of preferred stock - Private Placement 1              500       $         5
Issuance of warrants - Private Placement 1
Issuance of common stock - Private Placement 1                                                     125       $      1
Issuance of preferred stock - Private Placement 2              106       $         1

                                                       -----------       -----------       -----------       --------


Balance - December 31, 1994                                    606       $         6            14,004            140
Conversion of preferred shares                                (606)      $        (6)            8,484             85

Net loss for the period

                                                       -----------       -----------       -----------       --------
Balance - December 31, 1995                                      0                 0            22,488            225
                                                       ===========       ===========

Net loss for the period
                                                                                           -----------       --------
Balance - December 31, 1996                                                                     22,488       $    225
                                                                                           ===========       ========
Net loss for the period
                                                                                           -----------       --------
Balance - March 31, 1997 (unaudited)                                                            22,488       $    225
                                                                                           ===========       ========




                                                          Additional         Accumulated
                                                       Paid to Capital         Deficit             Total
                                                       ---------------         -------             -----
Balance - December 31, 1993                             $  9,285,111         (6,029,102)        3,283,768
One-for-twenty reverse split - March 1995                     26,371
One-for-ten reverse split - February 1996               $      1,249


Issuance of preferred stock - Private Placement 1          1,378,586
Issuance of warrants - Private Placement 1              $         50
Issuance of common stock - Private Placement 1          $         (1)
Issuance of preferred stock - Private Placement 2            317,799
                                                                             (4,889,183)       (4,889,183)
                                                        ------------       ------------       -----------
Balance - December 31, 1994                               11,754,841        (10,918,375)          836,612
Conversion of preferred shares                                   (79)

Net loss for the period                                                      (1,413,242)       (1,413,242)
                                                        ------------       ------------       -----------
Balance - December 31, 1995                               11,754,762        (12,331,617)         (576,630)

Net loss for the period                                                     ($  127,453)         (127,453)
                                                        ------------       ------------       -----------
Balance - December 31, 1996                             $ 11,754,762       ($12,459,070)      ($  704,083)
                                                        ============       ============       ===========
Net loss for the period                                                         (36,567)          (36,567)
                                                        ------------       ------------       -----------
Balance - March 31, 1997 (unaudited)                    $ 11,754,762       ($12,485,637)      ($  740,650)
                                                        ============       ============       ===========

   THIS ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF

PACIFIC RIM ENTERTAINMENT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS


NOTE 1  - SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements of Pacific Rim Entertainment, Inc. (a Delaware corporation), and subsidiaries (collectively the "Company"), in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial statements for such interim periods. Interim results are not necessarily indicative of results for a full year.

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted (in accordance with the Securities and Exchange Commission (the "SEC") rules pertaining for Form 10-QSB). It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1994 (the "Form 10-KSB"), which was filed by the Company with the SEC on April 12, 1995, in accordance with the Securities Exchange Act of 1934, as amended.


NOTE 2 - FILM COSTS INVENTORY

At March 31, 1997 and December 31, 1996, film costs inventory consisted of the following:

                                               March 31, 1997         December 31, 1996
                                               --------------         -----------------
Released, net of amortization:                             $0                        $0

In process:                                         2,634,000                 2,634,000
Less valuation in reserve                          (1,634,000)               (1,634,000)
                                                   -----------               -----------
                                                   $1,000,000                $1,000,000
                                                   ==========                ==========

NOTE 3  - STATEMENTS OF CASH FLOWS

The Company prepares the Statements of Cash Flows using the indirect method as prescribed by the Statement of Financial Accounting Standards No. 95. Income taxes and interest paid were as follows:

                                            Three Months Ended
                                                 March 31,
                                          ----------------------
                                          1997              1996
                                          ----              ----
Income taxes paid:                         $0                 $0
Interest paid:                             $0                 $0

NOTE 4  - COMMITMENTS AND CONTINGENT LIABILITIES

Reference is made to Notes 8 and 9 of the Company's Consolidated Financial Statements included in the Company's Form 10-K for the period ended December 31, 1996 for a discussion of commitments and contingent liabilities, and employment agreements.

NOTE 5 - LOANS PAYABLE - DIRECTORS AND SHAREHOLDERS

During the three months ended March 31, 1997, the Company received loans from its directors and shareholders totaling $4,500.

NOTE 6  - EARNINGS PER SHARE

The computation of the shares outstanding for the period is based on the weighted average number of shares outstanding during the period. Warrants outstanding have not been included in the earnings per share calculation as the effect of their inclusion would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto.

The Company has not had any operating revenues since 1995. It has operated on credit and advances from its board of directors.

At the present time the Company's only assets are its rights in its "Little Toot" special and completed series, and its partially completed "Cliff Hanger" series. The Company had determined not to complete the "Cliff Hanger" series, and present management is seeking to maximize value for stockholders and creditors by pursuing various alternatives, which may include licensing or other disposition of all or a portion of its distribution rights to existing inventory, financial restructuring, strategic or other joint ventures with parties willing to provide financial support to the Company, merger with an operating entity in a similar or dissimilar field of business or other alternatives. There can be no assurance that any of these efforts will be successful, and if such efforts do not succeed the Company will be unable to continue as a going concern.

The Company is currently holding discussions with a privately-held company with a view toward a business combination. No definitive agreement has been reached, and there can be no assurance that any agreement will be reached on terms satisfactory to the Company.

The Company is planning a $450,000 private placement of Units consisting of an 8% Senior Secured Note and Common Stock Purchase Warrants. Upon completion of the offering the Company expects that $400,000 will be used to provide funding for operations of a combined company.

In addition, the Company is conducting discussions with a view towards selling its interest in its partially completed "Cliff Hanger" series. No definitive agreement has been reached and there can be no assurance that an agreement will be executed on terms satisfactory to the Company.

If the Company does complete the sale, proceeds thereof will be used to pay down current debt and as working capital.

PART II

ITEM 1.  LEGAL PROCEEDINGS

         See Item 5.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         See Item 5.

ITEM 5.  OTHER INFORMATION

CHANGES IN CONTROL OF REGISTRANT.

         Following the cessation in 1995 of the Company's program creation and production businesses, management sought to obtain additional financing or to merge or form a joint venture of the Company's operations with those of another business. The efforts were unsuccessful, and, in late 1996, a group of the Company's common stockholders acted by written consent to replace the incumbent management with a Board of Directors designated by such stockholders. The incumbent board rejected such removal, claiming that as a result of recent issuances of additional Common Stock, the holders executing such consents did not constitute a majority of the Common Stock. The holders instituted litigation in the Delaware Court of Chancery, seeking, inter alia, to cancel the recently-issued shares and for an order declaring the consents valid and effective. That litigation was settled in January, 1997 with the incumbent board agreeing (i) to cancel the purported issuance of additional Common Stock, and
(ii) that all directors other than Mr. Ike Suri would resign and be replaced by designees of such holders. Pursuant to that agreement, Messrs. Frank Cantatori, Joel Gossman and Robert Fallah have resigned from all positions held by them with the registrant. Steven Rosner and Bernard Buchwalter and Richard Someck were appointed as directors in their stead. Following the replacement of the board, the new board issued to each of the new directors, and to Mr. Suri, 1,000 shares of Common Stock at a price of $0.01 per share, as compensation for service as directors for the ensuing year. The newly elected board also resolved to indemnify Mr. Suri for not more than $13,000 in legal fees which he had incurred on the registrant's behalf in resisting the change in control. The present Board of Directors consists of Messrs. Buchwalter, Rosner, Someck and Suri. As of the date of this report, the numbers of the shares of Common Stock beneficially owned, directly or indirectly by the Directors are as follows:

                                    Number of Shares of             % of Common
Director                             Common Stock Owned             Outstanding
Buchwalter                                 4500                       16.75%
Rosner                                     4500                       16.75%
Someck                                     2750                       10.25%
Suri                                       1000                        3.75%

In February, 1997, the Company relocated its offices from 1223 Wilshire Blvd., Suite 316, Santa Monica, California to 401 City Ave., Suite 319, Bala Cynwyd, Pennsylvania 19004.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.






Dated:    June 30, 1997                PACIFIC RIM ENTERTAINMENT, INC.
                                       -------------------------------
                                       Registrant



                                       S/STEVEN ROSNER
                                       -------------------------------
                                       Steven Rosner
                                       President and member of the Board