Form 10QSB
period 1997-06-30
PACIFIC RIM ENTERTAINMENT INC
filed 1997-09-16
CIK 898802

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ______________



                         Commission File Number 0-22808

                         PACIFIC RIM ENTERTAINMENT, INC.

             (Exact name of registrant as specified in its charter)


         Delaware                                            95-4374983
(State or jurisdiction of                                   (IRS Employer
      incorporation)                                     Identification No.)

401 City Avenue, Suite 319, Bala Cynwyd, Pennsylvania  19004
(Address of principal executive offices)               (zip code)

Registrant's telephone number, including area code:    (610) 660-5755

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X .



Number of shares of Common Stock outstanding at July 31, 1997: 1,342,488

Number of Redeemable Warrants outstanding at July 31, 1997: 146,554

                         PACIFIC RIM ENTERTAINMENT, INC.

                                   FORM 10-QSB

                                  JUNE 30, 1997

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION...........................................................................................    3
  Item 1.  Consolidated condensed unaudited financial statements.........................................................    3
  Item 2.  Management's discussion and analysis of financial condition, results of operations and plan of operation......    8
PART II-OTHER INFORMATION................................................................................................    9
  Item 2.  Changes in Securities.........................................................................................    9
  Item 6.  Exhibits and Reports on Form 8-K..............................................................................    9
SIGNATURES...............................................................................................................    9
INDEX OF EXHIBITS........................................................................................................   11

                         PART I - FINANCIAL INFORMATION


ITEM 1.   CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS
                PACIFIC RIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                       Unaudited            Audited
                                                     June 30, 1997     December 31, 1996
                                                     -------------     -----------------
ASSETS

Cash                                                 $      2,501                   0
Film costs inventory, net                                 200,000        $    500,000
Investment in NSE (Note 6)                                424,900                   0
Fixed assets, net                                               0               6,667
                                                     ------------        ------------

                                  Total Assets       $    627,401        $    506,667
                                                     ============        ============



LIABILITIES AND STOCKHOLDERS DEFICIT

Liabilities:

Accounts payable and accrued expenses                $    329,000        $    887,737
Payable to related parties                                 53,000             323,650
Notes payable                                             450,000                   0
                                                     ------------        ------------

                             Total Liabilities       $    832,000        $  1,211,387
                                                     ============        ============

Stockholder's Deficit:

Common stock, authorized 10,000,000                           984                 225
  shares, par value $.01 per share, 98,396 and
  22,488 shares issued and outstanding as of
  June 30, 1997 and December 31, 1996
Additional paid-in-capital                             12,582,762          11,754,762
Accumulated deficit                                   (12,788,345)        (12,459,071)
                                                     ------------        ------------

                   Total Stockholder's Deficit           (204,599)           (704,083)
                                                     ------------        ------------
   Total Liabilities and Stockholder's Deficit       $    627,401        $    506,667
                                                     ============        ============



   The accompanying notes to financial statements are an integral part hereof

                         PACIFIC RIM ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 THREE AND SIX MONTHS ENDED JUNE 30 (UNAUDITED)


                                                6 mos.           3 mos.           6 mos.          3 mos.
                                                  1997             1997             1996            1996
                                             ---------        ---------        ---------        --------
Operating Revenues                           $       0        $       0        $       0        $      0

Film valuation reserve (Note 2)               (300,000)        (300,000)        (500,000)              0

Selling, general and administrative            (29,275)            (567)        (250,000)        (31,500)
                                             ---------        ---------        ---------        --------


Operating Loss                                (329,275)        (300,567)        (750,000)        (31,500)

Interest expense                                     0                0           (6,000)              0
                                             ---------        ---------        ---------        --------

Loss before tax                               (329,275)        (300,567)        (756,000)        (31,500)
                                             ---------        ---------        ---------        --------

Provision for California franchise tax               0                0                0               0
                                             ---------        ---------        ---------        --------


Net loss                                      (329,275)        (300,567)        (756,000)        (31,500)
                                             ---------        ---------        ---------        --------

Net loss per share                           $   (6.88)       $   (6.28)       $  (33.62)       $  (1.40)

Weighted average shares outstanding             47,791           47,791           22,488          22,488





   The accompanying notes to financial statements are an integral part hereof

                PACIFIC RIM ENTERTAINMENT, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE TWO YEARS AND
                            SIX MONTHS ENDED JUNE 30



                                                              Additional
                        Common               Stock              Paid to         Accumulated
                        Shares              Common              Capital           Deficit              Total
                        ------              ------              -------           -------              -----
Balance -
December 31,
1995
(after
reverse split)          22,488                 225              11,754,762        (12,331,617)            836,612

Net loss for
the period                                                                          (127,453)         (1,413,242)
                         -----        ------------            ------------       ------------        ------------
Balance -
December 31,
1996                    22,488        $        225            $ 11,754,762      $( 12,459,070)      $   (704,083)
                                                                                                    ------------
Discharge of
debt                    75,908                 759                 828,000                                828,759
                         -----        ------------            ------------       ------------        ------------
Net Loss for
the period                                                                          (329,275)           (329,275)
                                                                                ------------        ------------
Balance -
June 30, 1997           98,396                 984            $ 12,582,762       $ 12,788,345       $   (204,599)
                         -----        ------------            ------------       ------------        ------------




   The accompanying notes to financial statements are an integral part hereof

                PACIFIC RIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                            SIX MONTHS ENDED JUNE 30



                                                                   Unaudited
                                                               1997             1996
                                                               ----             ----
Cash Flow from Operating Activities:
  Net Loss                                               $ (329,275)        $(63,000)

Adjustments to Reconcile Net Loss to Net Cash
Use for Operating Activities:                                 6,676            3,000
  Depreciation and Amortization
  Film Cost Write Down                                      300,000
  Changes in Operating Assets and Liabilities:
  Increase in accounts payable and accrued expenses               0           60,000
                                                          ---------          -------
Net Cash Used for Operating Activities                      (22,599)               0
Cash Flows from Financing Activities:
  Proceed from Notes Payable to Investors                   450,000
                                                          ---------          -------
Net Cash Provided by Financing Activities                   450,000
                                                          ---------          -------
Cash Flows from Investing Activities:
  Investment in NSE                                        (424,900)
                                                          ---------          -------
Net Cash Used in Investing Activities                      (424,900)
                                                          ---------          -------
Net Increase in Cash                                          2,501                0
Cash at Beginning of Period                                       0                0
Cash at End of Period                                     $   2,501          $     0
                                                          ---------          -------

Supplemental Cash Flow Information:
Taxes Paid                                                $       0          $     0
                                                          ---------          -------
Interest Paid                                             $       0          $     0
                                                          ---------          -------




The company issued 76,000 shares of common stock in June, 1997 in settlement of approximately $828,000 in payables.






   The accompanying notes to financial statements are an integral part hereof.

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

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted (in accordance with the Securities and Exchange Commission (the "SEC") rules pertaining to Form 10-QSB). It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996 (the "Form 10-KSB"), which was filed by the Company with the SEC on April 12, 1997, in accordance with the Securities Exchange Act of 1934, as amended.

NOTE 2 - FILM COSTS INVENTORY

At June 30, 1997 and December 31, 1996, film costs inventory consisted of the following:

                                               June 30, 1997      December 31, 1996
                                               -------------      -----------------
Released, net of amortization:                 $         0          $         0
In process:                                      2,634,000            2,634,000
     Less valuation in reserve                  (2,434,000)          (1,634,000)
                                               -----------          -----------
                                               $   200,000          $ 1,000,000
                                               ===========          ===========

NOTE 3  - COMMITMENTS AND CONTINGENT LIABILITIES

Reference is made to Notes 8 and 9 of the Company's Consolidated Financial Statements included in the Company's Form 10-K for the period ended December 31, 1994 for a discussion of commitments and contingent liabilities, and employment agreements.

NOTE 4 - LOANS PAYABLE - DIRECTORS AND SHAREHOLDERS

During the six months ended June 30, 1997, the Company received loans from its directors and shareholders totaling $4,500.

NOTE 5  - EARNINGS PER SHARE

The computation of the shares outstanding for the period is based on the weighted average number of shares outstanding during the period. Warrants outstanding have not been included in the earnings per share calculation as the effect of their inclusion would be anti-dilutive.

NOTE 6  - PRIVATE PLACEMENT

On June 5, 1997, the Company completed a private placement offering in which it sold $450,000 in principal amount of its 8% Senior Secured Notes and Warrants to purchase 150,000 shares of its Common Stock for an aggregate purchase price of $450,000. These notes are secured by a security interest in all of the Company's property. From the proceeds of the offering, the Company lent $400,000 to NSE for working capital in exchange for a 10% demand promissory note. Of the balance of the proceeds of the offering $45,000 was applied to pay the expenses of the offering and $5,000 was retained as working capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto. All per share figures give effect to a one for two hundred share reverse stock split approved by the shareholders of the Company in August, 1997. An amendment to the Company's Certificate of Incorporation reflecting that reverse split will be filed with the Secretary of State of the State of Delaware shortly. The purpose of the amendment is to is to give legal effect to two separate reverse stock splits which the Company's Board of Directors previously approved, but which were subsequently determined to be invalid because shareholder approval giving effect to the reverse splits was never obtained and such amendments were never filed with the Secretary of State of the State of Delaware.

During the period from late 1992 to 1995 when it ceased operations, the Company engaged in the businesses of producing animated films and creating original animated programs. Since ceasing operations, the Company has been seeking to obtain additional financing or to merge or form a joint venture of the Company's operations with those of another business.

On May 23, 1997, the Company entered into an Agreement and Plan of Merger with NSE Technologies, Inc. ("NSE"), a privately-held Texas-based company providing network integration services to clients in the development of local and wide area networks and customer support. Under the Merger Agreement, NSE will be merged into a wholly-owned subsidiary of the Company, with the subsidiary being the surviving corporation. In the merger, each four shares of NSE are to be exchanged for one share of the Company's common stock. (A portion of these shares will be subject to cancellation if the combined companies do not meet certain agreed upon amounts.) As a result, the former shareholders of NSE will obtain a controlling interest in the Company and the business of NSE will become the principal business of the Company. In connection with the merger agreement the Company has advanced an aggregate of $424,900 to NSE. Consummation of the merger is dependent upon a number of conditions, including, among other things, the Company having satisfied generally all of its outstanding present indebtedness and achieving a positive net worth, and NSE having completed a private offering of a minimum of 1,333,334 shares of its Convertible Preferred Stock, which would yield gross proceeds of $1,000,000 if the minimum offering is sold. As of the date of this report, neither of those conditions have been met and their is substantial uncertainty as to whether they will be met.

The Company is also continuing to pursue its efforts to maximize value for stockholders by pursuing the licensing or other distribution of all or a portion of its distribution rights in its existing film library valued at the net realizable value of $200,000.

On June 30, 1997, the Company completed a series of settlement agreements with various creditors, pursuant to which these creditors separately agreed to accept an aggregate of 76,000 shares of the Company's common stock in exchange for general releases of all obligations of the Company to such creditors, which obligations aggregated approximately $838,000.

Since ceasing operations, the Company has been entirely dependent upon outside financing to fund its efforts.

On June 5, 1997, the Company completed a private placement offering in which it sold $450,000 in principal amount of its 8% Senior Secured Notes and Warrants to purchase 135,000 shares of its Common Stock for an aggregate purchase price of $450,000. These notes are secured by a security interest in all of the Company's property. From the proceeds of the offering, the Company lent $400,000 to NSE for working capital (which was in addition to $24,900 previously lent to NSE) in exchange for a 10% demand promissory note. Of the balance of the proceeds of the offering $45,000 was applied to pay the expenses of the offering and $5,000 was retained as working capital.

As of the close of the quarter, the Company was in the process of completing an additional offering of 1,320,000 shares of its Common Stock at a price of $.01 per share. That offering was closed following the end of the quarter.

As of June 30, 1997, the Company had total liabilities of $832,000, even after settlement of $828,000 of indebtedness in exchange for common stock, there can be no assurance that the Company will be able to satisfy those remaining liabilities and achieve a positive net worth as required as a condition to the merger. Further, even if the private placement currently being conducted by NSE is successful, it is likely that additional financing will be required for the anticipation operations of the combined companies.

                            PART II-OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES

On June 5, 1997, the Company completed a private placement offering in which it sold $450,000 in principal amount of its 8% Senior Secured Notes and warrants to purchase 135,000 shares of its Common Stock. These notes are secured by a security interest in all of the Company's property. Accordingly, in the event of a liquidation, dissolution or winding up of the Company, holders of these notes would be entitled to receive payment in preference and priority over the holders of the Company's common stock.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

            Exhibit 2   Agreement and Plan of Merger dated May 23, 1997.

            Exhibit 4   Form of 8% Senior Secured Note.

            Exhibit 27  Financial Data Schedule

      (b) Reports on Form 8-K

            On May 22, 1997, the Company filed a Report on Form 8-K reporting the resignation of its certifying accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Dated:  June 30, 1997                   PACIFIC RIM ENTERTAINMENT, INC.

                                        Registrant



                                        S/STEVEN ROSNER


                                        ----------------------------------------
                                        Steven Rosner, President and Chief
                                        Financial Officer

                                INDEX OF EXHIBITS


Number      Description of Exhibits                                     Page No.
--------------------------------------------------------------------------------
   2        Agreement and Plan of Merger dated May 23, 1997                12

   4        Form of 8 % Senior Secured Note                                53

  27        Financial Data Schedule
            (filed only electronically with the SEC)