Form 10QSB
period 1996-03-31
PACIFIC RIM ENTERTAINMENT INC
filed 1997-12-15
CIK 898802

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.


Number of shares of Common Stock outstanding at March 31, 1996:   22,488*

Number of Redeemable Warrants outstanding at March 31, 1996:      11,554*



  * ALL SHARE FIGURES IN THIS REPORT REFLECT REVERSE STOCK SPLITS RATIFIED BY
                             STOCKHOLDERS IN 1997.

                         PACIFIC RIM ENTERTAINMENT, INC.


                                   FORM 10-QSB
                                 MARCH 31, 1996

                                TABLE OF CONTENTS

                                                                            PAGE

PART I  - FINANCIAL INFORMATION                                               3

ITEM 1   Consolidated condensed unaudited financial statements                3

ITEM 2   Management's Discussion and Analysis of Financial Condition,
                  Results of Operations and Plan of Operation                 8


PART II    -      OTHER INFORMATION                                           9

ITEM 1   Legal Proceedings                                                    9

ITEM 4   Submission of Matters to a Vote of Security Holders                  9

ITEM 5   Other Information                                                    9

ITEM 6   Exhibits and Reports on Form 8-K                                     9

SIGNATURES                                                                   10

EXHIBIT  Financial Data Schedule (Filed electronically only)                 11

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

                PACIFIC RIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                           Unaudited         Audited
                                                                         March 31, 1996  December 31, 1995
                                                                          ------------     ------------
ASSETS

Cash                                                                                 0                0

Film costs inventory, net                                                 $    500,000     $    500,000

Fixed assets, net                                                                9,163           10,000
                                                                          ------------     ------------

                                         TOTAL ASSETS                     $    509,163     $    510,000
                                                                          ============     ============



LIABILITIES AND STOCK HOLDERS DEFICIT



Liabilities:


Accounts payable and accrued expenses                                          797,326          786,630

Payable to related parties                                                     311,000          300,000
                                                                          ------------     ------------

                                    TOTAL LIABILITIES                     $  1,108,326     $  1,086,630
                                                                          ============     ============



Stockholder's Deficit:


Common Stock, authorized 10,000,000 shares, par value                              225              225
$.01 per share, 22,488 shares issued and outstanding in March 31, 1996 and December 31, 1995

Additional paid-in-capital                                                  11,754,762       11,754,762

Accumulated deficit                                                        (12,354,150)     (12,331,617)
                                                                          ------------     ------------

                          TOTAL STOCKHOLDER'S DEFICIT                         (599,163)        (576,630)
                                                                          ------------     ------------

          TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                     $    509,163     $    510,000
                                                                          ============     ============

   THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF

                         PACIFIC RIM ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     THREE MONTH ENDED MARCH 31 (UNAUDITED)


                                                        1996            1995
                                                      ---------       ---------
Operating Revenues                                    $       0       $       0

Film valuation reserve (Note2)                                0        (500,000)

Selling, general and administrative                     (16,533)       (220,000)
                                                      ---------       ---------

Operating Loss                                          (16,533)       (720,000)

Interest expense                                         (6,000)         (6,000)
                                                      ---------       ---------

Loss before tax                                         (22,533)       (726,000)

Provision for California franchise tax                $       0       $       0

Net loss                                                (22,533)       (726,000)
                                                      =========       =========

Net loss per share                                    $   (1.00)      $  (32.29)

Weighted average shares outstanding                      22,488          22,488

   THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF

                PACIFIC RIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                 ENDED MARCH 31


                                    Unaudited

Cash Flow from Operating Activities:                      1996           1995
                                                        ---------     ---------
     Net Loss                                           $ (22,533)    $(726,000)

Adjustments to Reconcile Net Loss to Net Cash
Used for Operating Activities:
     Depreciation and Amortization                            837       500,000
     Film Cost Write Down                                       0       500,000
     Changes in Operating Assets and Liabilities:
     Increase (Decrease) in Accounts payable and
     accrued expenses                                      21,696      (274,000)
                                                        ---------     ---------

Net Cash Used for Operating Activities                          0             0
Net Increase in Cash                                            0             0
Cash at Beginning of Period                                     0             0
Cash at End of Period                                   $       0             0
                                                        =========     =========

Supplemental Cash Flow Information:
Taxes Paid                                              $       0             0
                                                        =========     =========
Interest Paid                                           $       0             0
                                                        =========     =========

   THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF

                PACIFIC RIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                 ENDED MARCH 31

                                                     Preferred         Stock           Common          Stock         Additional
                                                       Shares          Amount          Shares          Common      Paid to Capital
                                                    ------------    ------------    ------------    ------------    ------------
Balance - December 31, 1993                                                            2,775,850    $     27,759    $  9,285,111
One-for-twenty reverse split - March 1995                                             (2,637,058)        (26,371)         26,371
One-for-ten reverse split - February 1996                                               (124,913)         (1,249)   $      1,249


Issuance of preferred stock - Private Placement 1            500    $          5                                       1,378,586
Issuance of warrants - Private Placement 1                                                                          $         50
Issuance of common stock - Private Placement 1                                               125    $          1    $         (1)
Issuance of preferred stock - Private Placement 2            106    $          1                                         317,799


Balance - December 31, 1994                                  606    $          6          14,004             140      11,754,841
Conversion of preferred shares                              (606)   $         (6)          8,484              85             (79)

Net loss for the period
                                                    ------------    ------------    ------------    ------------    ------------
Balance - December 31, 1995                                    0               0          22,488             225      11,754,762
                                                    ============    ============
Net loss for the period
                                                                                    ------------    ------------    ------------
Balance - March 31, 1996 (unaudited)                                                      22,488    $        225    $ 11,754,762
                                                                                    ============    ============    ============


                                                    Accumulated
                                                      Deficit          Total
                                                    ------------    ------------
Balance - December 31, 1993                           (6,029,102)      3,283,768
One-for-twenty reverse split - March 1995
One-for-ten reverse split - February 1996


Issuance of preferred stock - Private Placement 1
Issuance of warrants - Private Placement 1
Issuance of common stock - Private Placement 1
Issuance of preferred stock - Private Placement 2
                                                      (4,889,183)     (4,889,183)

Balance - December 31, 1994                          (10,918,375)        836,612
Conversion of preferred shares

Net loss for the period                               (1,413,242)     (1,413,242)
                                                    ------------    ------------
Balance - December 31, 1995                          (12,331,617)       (576,630)

Net loss for the period                             $    (22,533)        (22,533)
                                                    ------------    ------------
Balance - March 31, 1996 (unaudited)                $(12,354,150)   $   (599,163)
                                                    ============    ============

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

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted (in accordance with the Securities and Exchange Commission (the "SEC") rules pertaining for Form 10-QSB). It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB.


NOTE 2 - FILM COSTS INVENTORY

Film costs inventory consisted of the following:


Released, net of amortization:                                      $         0

In process:                                                           2,634,000
Less valuation in reserve                                            (2,134,000)
                                                                    -----------
                                                                    $   500,000
                                                                    ===========

NOTE 3 - COMMITMENTS AND CONTINGENT LIABILITIES

Reference is made to Notes 8 and 9 of the Company's Consolidated Financial Statements included in the Company's Form 10-K.

NOTE 4 - EARNINGS PER SHARE

The computation of the shares outstanding for the period is based on the weighted average number of shares outstanding during the period. Warrants outstanding have not been included in the earnings per share calculation as the effect of their inclusion would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATION

THIS REPORT IS BEING FILED IN DECEMBER 1997. THE COMPANY HAS FILED VARIOUS ANNUAL AND PERIODIC REPORTS SINCE THE DATES OF THE INFORMATION CONTAINED IN THIS REPORT. INVESTORS SHOULD CONSULT SUCH SUBSEQUENT REPORTS IN EVALUATING THE DISCLOSURE CONTAINED IN THIS REPORT SINCE THE SUBSEQUENT DISCLOSURE IS MATERIAL.

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto.

The Company has not had any operating revenues since 1995. It has operated on credit and advances from its board of directors.

At the present time the Company's only assets are its rights in its "Little Toot" special and completed series, and its partially completed "Cliff Hanger" series. The Company had determined not to complete the "Cliff Hanger" series, and present management is seeking to maximize value for stockholders and creditors by pursuing various alternatives, which include disposition of its distribution rights to existing inventory. There can be no assurance that any of these efforts will be successful, and if such efforts do not succeed the Company will be unable to continue as a going concern.

The Company is planning a $450,000 private placement of Units consisting of an 8% Senior Secured Note and Common Stock Purchase Warrants. In addition, the Company is conducting discussions with a view towards selling its interest in its partially completed "Cliff Hanger" series.

The Company is incurring general and administrative costs. Such costs are fully accrued at the end of the period.

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

ITEM 6. EXHIBITS AND REPORTS ON 8-K

                  (a) Exhibit 27: Financial Data Schedule

                  (b) Reports on 8-K: None

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.






Dated: December 10, 1997            PACIFIC RIM ENTERTAINMENT, INC.
                                    -------------------------------
                                    Registrant



                                    /s/ STEVEN ROSNER


                                    Steven Rosner
                                    President and member of the Board