Form 10QSB
period 1996-06-30
PACIFIC RIM ENTERTAINMENT INC
filed 1997-12-15
CIK 898802

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
         For the transition period from ____________  to _____________


                         Commission File Number 0-22808


                         PACIFIC RIM ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                    95-4374983
    (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                   Identification Number)


  401 City Avenue, Suite 319
   Bala Cynwyd, Pennsylvania                                  19004
 (Address of principal executive offices)                   Zip Code)


                                 (610) 660-5755
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .


Number of shares of Common Stock outstanding at June 30, 1996:         22,488*

Number of Redeemable Warrants outstanding at June 30, 1996:            11,554*



         * ALL SHARE FIGURES IN THIS REPORT REFLECT REVERSE STOCK SPLITS RATIFIED BY STOCKHOLDERS IN 1997.

                         PACIFIC RIM ENTERTAINMENT, INC.


                                   FORM 10-QSB
                                  JUNE 30, 1996

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

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS
                PACIFIC RIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                Unaudited         Audited
                                              June 30, 1996    December 31, 1995
                                               ------------     ------------

ASSETS

Cash                                                      0                0

Film costs inventory, net                      $    500,000     $    500,000

Fixed assets, net                                     8,337           10,000
                                               ------------     ------------

                TOTAL ASSETS                   $    508,337     $    510,000
                                               ============     ============



LIABILITIES AND STOCK HOLDERS DEFICIT



Liabilities:


Accounts payable and accrued expenses               828,000          786,630

Payable to related parties                          311,000          300,000
                                               ------------     ------------

               TOTAL LIABILITIES               $  1,139,000     $  1,086,630
                                               ============     ============



Stockholder's Deficit:


Common Stock, authorized 10,000,000 shares,             225              225
par value $.01 per share, 22,488 shares
issued and outstanding in June 30, 1996
and December 31, 1995

Additional paid-in-capital                       11,754,762       11,754,762

Accumulated deficit                             (12,385,650)     (12,331,617)
                                               ------------     ------------

         TOTAL STOCKHOLDER'S DEFICIT               (630,663)        (576,630)
                                               ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDER'S
 DEFICIT                                       $    508,337     $    510,000
                                               ============     ============






   THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF

                         PACIFIC RIM ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 THREE AND SIX MONTHS ENDED JUNE 30 (UNAUDITED)


                                           6 mos.        3 mos.        6 mos.        3 mos.
                                            1996          1996          1995           1995
                                          ---------     ---------     ---------     ---------

Operating Revenues                        $       0     $       0     $       0     $       0

Film valuation reserve (Note2)                    0             0      (500,000)            0

Selling, general and administrative         (42,033)      (25,500)     (450,000)     (230,000)
                                          ---------     ---------     ---------     ---------

Operating Loss                              (42,033)      (25,500)     (950,000)     (230,000)

Interest expense                            (12,000)       (6,000)       (6,000)            0
                                          ---------     ---------     ---------     ---------

Loss before tax                             (54,033)      (31,500)     (956,000)     (230,000)

Provision for California franchise tax    $       0     $       0     $       0     $       0

Net loss                                    (54,033)      (31,500)     (956,000)     (230,000)
                                          =========     =========     =========     =========

Net loss per share                        ($   2.40)    ($   1.40)    ($  42.51)    ($  10.23)

Weighted average shares outstanding          22,488        22,488        22,488        22,488



   THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF

                PACIFIC RIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                            SIX MONTHS ENDED JUNE 30


                                                           Unaudited
Cash Flow from Operating Activities:                    1996        1995
                                                     ---------     ---------

     Net Loss                                        ($ 54,033)    ($956,000)

Adjustments to Reconcile Net Loss to Net Cash
Used for Operating Activities:
     Depreciation and Amortization                       1,663       806,000
     Film Cost Write Down                                    0       500,000
     Changes in Operating Assets and Liabilities:
     Increase (Decrease) in Accounts payable and
      accrued expenses                                  52,370      (350,000)
                                                     ---------     ---------

Net Cash Used for Operating Activities                       0             0
Net Increase in Cash                                         0             0
Cash at Beginning of Period                                  0             0
Cash at End of Period                                $       0             0
                                                     =========     =========

Supplemental Cash Flow Information:
Taxes Paid                                           $       0             0
                                                     =========     =========
Interest Paid                                        $       0             0
                                                     =========     =========




   THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF

                PACIFIC RIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                            SIX MONTHS ENDED JUNE 30

                                    Common           Stock               Paid to          Accumulated
                                    Shares           Common              Capital          Deficit                    Total

Balance - December 31,                22,488              $225         $11,754,762          ($12,331,617)          ($576,630)
1995 (after reverse split)

Net loss for the period                                                                          (54,033)            (54,033)
                                                                                                 --------            --------

Balance - June 30, 1996               22,488              $225         $11,754,762          ($12,385,650)          ($630,633)
                                      ======              ====         ===========          =============          ==========




    The accompanying notes to financial statement are an integral part hereof

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


NOTE 2 - FILM COSTS INVENTORY

Film costs inventory consisted of the following:


Released, net of amortization:                                   $0

In process:                                               2,634,000
Less valuation in reserve                                (2,134,000)
                                                       ------------
                                                       $    500,000
                                                       ============

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