Form 10QSB
period 1996-09-30
PACIFIC RIM ENTERTAINMENT INC
filed 1997-12-15
CIK 898802

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
         For the transition period from _______________ to _______________


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ].


Number of shares of Common Stock outstanding at September 30, 1996:      22,488*

Number of Redeemable Warrants outstanding at September 30, 1996:         11,554*


* ALL SHARE FIGURES IN THIS REPORT REFLECT REVERSE STOCK SPLITS RATIFIED BY STOCKHOLDERS IN 1997.

                         PACIFIC RIM ENTERTAINMENT, INC.


                                   FORM 10-QSB
                               SEPTEMBER 30, 1996

                                TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
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

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS
                PACIFIC RIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                         Unaudited             Audited
                                                                                    September 30, 1996     December 31, 1995
                                                                                    ------------------     -----------------
ASSETS

Cash                                                                                              0                     0

Film costs inventory, net                                                              $    500,000          $    500,000

Fixed assets, net                                                                             7,500                10,000
                                                                                       ------------          ------------


                                                                  TOTAL ASSETS         $    507,500          $    510,000
                                                                                       ============          ============



LIABILITIES AND STOCK HOLDERS DEFICIT



Liabilities:


Accounts payable and accrued expenses                                                       887,163               786,630

Payable to related parties                                                                  311,000               300,000
                                                                                       ------------          ------------

                                                             TOTAL LIABILITIES         $  1,188,163          $  1,086,630
                                                                                       ============          ============



Stockholder's Deficit:


Common Stock, authorized 10,000,000 shares, par value
$.01 per share, 22,488 shares issued and outstanding in September 30,                           225                   225
1996 and December 31, 1995

Additional paid-in-capital                                                               11,754,762            11,754,762

Accumulated deficit                                                                     (12,435,650)          (12,331,617)
                                                                                       ------------          ------------

                                                   TOTAL STOCKHOLDER'S DEFICIT             (680,663)             (576,630)
                                                                                       ------------          ------------

                                   TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT         $    507,500          $    510,000
                                                                                       ============          ============


   THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF

                         PACIFIC RIM ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              THREE AND NINE MONTHS ENDED SEPTEMBER 30 (UNAUDITED)

                                                 9 mos.            3 mos.             9 mos.              3 mos.
                                                  1996              1996               1995                1995
                                               ---------          --------          -----------          ---------
Operating Revenues                             $       0          $      0          $         0          $       0

Film valuation reserve (Note2)                         0                 0             (500,000)                 0

Selling, general and administrative              (86,033)          (44,000)            (780,831)          (330,831)
                                               ---------          --------          -----------          ---------

Operating Loss                                   (86,033)          (44,000)          (1,280,831)          (330,831)

Interest expense                                 (18,000)           (6,000)             (12,000)            (6,000)
                                               ---------          --------          -----------          ---------

Loss before tax                                 (104,033)          (50,000)          (1,292,831)          (336,831)

Provision for California franchise tax         $       0          $      0          $         0          $       0
                                               ---------          --------          -----------          ---------
Net loss                                        (104,033)          (50,000)          (1,292,831)          (336,831)
                                               =========          ========          ===========          =========

Net loss per share                             ($   4.62)         ($  2.22)         ($    57.49)         ($  14.98)

Weighted average shares outstanding               22,488            22,488               22,488             22,488


   THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF

                PACIFIC RIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                         NINE MONTHS ENDED SEPTEMBER 30

                                                                    Unaudited
                                                                    ---------
                                                             1996                 1995
                                                          ---------          -----------
Cash Flow from Operating Activities:
     Net Loss                                             ($104,033)         ($1,292,831)

Adjustments to Reconcile Net Loss to Net Cash
Used for Operating Activities:
     Depreciation and Amortization                            2,500              806,000
     Film Cost Write Down                                         0              500,000
     Changes in Operating Assets and Liabilities:
     Increase (Decrease) in Accounts payable
     and accrued expenses                                   101,533              (13,169)
                                                          ---------          -----------

Net Cash Used for Operating Activities                            0                    0
Net Increase in Cash
Cash at Beginning of Period                                       0                    0
Cash at End of Period                                     $       0                    0
                                                          =========          ===========

Supplemental Cash Flow Information:
Taxes Paid                                                $       0                    0
                                                          =========          ===========
Interest Paid                                             $       0                    0
                                                          =========          ===========


   THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF

                PACIFIC RIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                         NINE MONTHS ENDED SEPTEMBER 30

                                     Common         Stock         Paid to            Accumulated
                                     Shares        Common         Capital              Deficit               Total
Balance - December 31,               22,488         $225         $11,754,762         ($12,331,617)         ($576,630)
1995 (after reverse split)

Net loss for the period                                                                  (104,033)          (104,033)
                                                                                     ------------          ---------

Balance - September 30, 1996         22,488         $225         $11,754,762         ($12,435,650)         ($680,633)
                                     ======         ====         ===========         ============          =========


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