Form 10QSB
period 1997-09-30
PACIFIC RIM ENTERTAINMENT INC
filed 1997-12-19
CIK 898802

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1997
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
         For the transition period from ________ to ________


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
                                       -   -

Number of shares of Common Stock outstanding as of the latest practicable date:
3,720,000

Number of Redeemable Warrants outstanding as of the latest practicable date:
146,554

                         PACIFIC RIM ENTERTAINMENT, INC.


                                   FORM 10-QSB
                               SEPTEMBER 30, 1997

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
PART I     -     FINANCIAL INFORMATION                                                                   3

ITEM 1           Consolidated condensed unaudited financial statements                                   3

ITEM 2           Management's Discussion and Analysis or Plan of Operation                               9

PART II    -     OTHER INFORMATION                                                                       11

ITEM 2           Changes in Securities and Use of Proceeds                                               11

ITEM 4           Submission of Matters to a Vote of Security Holders                                     13

ITEM 6           Exhibits and Reports on Form 8-K                                                        14

SIGNATURES                                                                                               14

EXHIBIT          Financial Data Schedule (Filed electronically only)

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS
                PACIFIC RIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                                        Unaudited              Audited
                                                                                   September 30, 1997     December 31, 1996
                                                                                   ------------------     -----------------
ASSETS

Cash                                                                                  $     12,345                      0

Film costs inventory, net (Note 2)                                                               0           $    500,000

Advance to Net Value, Inc. (Note 6)                                                         35,000                      0
Fixed assets, net                                                                                0                  6,667
                                                                                      ------------           ------------

                                                          TOTAL CURRENT ASSETS        $     47,345           $    506,667
                                                                                      ============           ============

LIABILITIES AND STOCK HOLDERS DEFICIT

Liabilities:

Accounts payable and accrued expenses (Note 8)                                        $          0           $    887,737

Payable to related parties (Note 5)                                                         25,200                323,650
Notes payable (Note 4)                                                                     450,000                      0
                                                                                      ------------           ------------

                                                     TOTAL CURRENT LIABILITIES        $    475,200           $  1,211,387
                                                                                      ============           ============

Stockholder's Deficit:

Common stock subscribed (123,080 shares) See Note 8                                          1,231                      0
Common Stock, authorized 10,000,000 shares, par value
$.01 per share, 22,488 and 22,488 shares issued and outstanding as of
Sept. 30, 1997 and December 31, 1996 (NOTE 5 & 8)                                              225                    225

Additional paid-in-capital                                                              12,938,531             11,754,762

Accumulated deficit                                                                    (13,367,842)           (12,459,071)
                                                                                      ------------           ------------

                                                   TOTAL STOCKHOLDER'S DEFICIT            (427,855)              (704,083)
                                                                                      ------------           ------------

                                   TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT        $     47,345           $    506.667
                                                                                      ============           ============

   THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF

                         PACIFIC RIM ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              THREE AND NINE MONTHS ENDED SEPTEMBER 30 (UNAUDITED)


                                                9 mos.            3 mos.           9 mos.            3 mos.
                                                 1997              1997             1996              1996
                                                 ----              ----             ----              ----
Operating Revenues                            $       0         $       0         $       0         $      0

Investment Losses (Note 2)                     (700,000)         (400,000)                0                0

Compensation                                   (100,000)         (100,000)                0                0

Selling, general and administrative             (90,772)          (70,496)          (86,033)         (44,000)
                                              ---------         ---------         ---------         --------

Operating Loss                                 (890,772)         (570,496)          (86,033)         (44,000)

Interest expense                                (18,000)           (9,000)          (18,000)            6000
                                              ---------         ---------         ---------         --------

Loss before tax                                (908,772)         (579,496)         (104,033)         (50,000)

Provision for California franchise tax        $       0         $       0         $       0         $      0
                                              ---------         ---------         ---------         --------

Net loss                                       (908,772)         (579,496)         (104,033)         (50,000)
                                              =========         =========         =========         ========

Net loss per share                              ($40.41)          ($25.76)           ($4.62)          ($2.22)

Weighted average shares outstanding              22,488            22,488            22,488           22,488

   THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF

                PACIFIC RIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                         NINE MONTHS ENDED SEPTEMBER 30


                                                                             Unaudited
                                                                       1997              1996
                                                                       ----              ----
Cash Flow from Operating Activities:
     Net Loss                                                       ($908,772)        ($104,033)

Adjustments to Reconcile Net Loss to Net Cash
Used for Operating Activities:
     Depreciation and Amortization                                          0              2500
     Film Cost Write Down (Note 2)                                    300,000
      Write-off investment in NSE(Note 2)                             400,000
Changes in Operating Assets and Liabilities:
     Increase (Decrease) in Accounts payable
     and accrued expenses                                            (419,083)          101,533
                                                                    ---------         ---------

Net Cash Used for Operating Activities                               (627,855)                0

Cash Flows from Financing Activities:
Proceeds from notes payable (Note 5)                                   25,200
Proceeds from secured notes payable to Investors(Note 4)              450,000
                                                                    ---------
Net cash provided by Financing Activities                             475,200
                                                                    =========

Cash Flows from Investing Activities:
 Investment in Net Value                                              (35,000)
Sale of film investment (Note 2)                                      200,000
                                                                    ---------
Net Cash used in Investing Activities                                 165,000
                                                                    =========
Net Increase in Cash                                                   12,345                 0
Cash at beginning of Period                                                 0                 0
Cash at end of Period                                                  $12345
                                                                    ---------

Supplemental Cash Flow Information:
Taxes Paid                                                          $       0                 0
                                                                    =========         =========
Interest Paid                                                       $       0                 0
                                                                    =========         =========

Subsequent to the quarter, the Company issued 123,080 shares of common stock in settlement of approximately $1,185,000 in payables.

   THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF

                PACIFIC RIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
              FOR THE TWO YEARS AND NINE MONTHS ENDED SEPTEMBER 30




                        Common         Stock Common          Common          Additional Paid     Accumulated             Total
                        Shares                             Subscribed           to Capital         Deficit
                        ------                             ----------           ----------         -------
Balance-12-31-95
After reverse split     22,488            $225                                  11,754,762
                        ======            ====                                  ==========

Balance-
12-31-96                22,488            $225                                  11,754,762        (12,459,070)         (704,083)

Discharge of Debt            0               0                 1,231             1,183,769                            1,185,000
(Note 8)

Net Loss for the
Period                                                                                              ( 908,772)         (908,772)
                                                                                                  ------------       ----------

Balance 9-30-97         22,488            $225                $1,231            $12,938,531       ($13,392,842)      ( $452,855)
                        ======            ====                ======            ===========       =============      ===========

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

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted (in accordance with the Securities and Exchange Commission (the "SEC") rules pertaining to Form 10-QSB). It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996 (the "Form 10-KSB"), which was filed by the Company with the SEC on April 12, 1997 in accordance with the Securities Exchange Act of 1934, as amended.


NOTE 2 - INVESTMENT LOSSES

Investment in film inventory at December 31, 1996 consisted of:

Costs incurred-unreleased film                                         2,634,000
Less valuation  reserve                                               (2,134,000)
                                                                      ----------
                                                                      $  500,000
                                                                      ==========

At June 30, 1997, the Company took an additional loss provision of $300,000 in anticipation of the disposition of these film properties. On August 22, 1997, the Company sold all rights and materials related to film inventory for $200,000 cash. Accordingly, no gain or loss was recognized in the quarter ended September 30, 1997.

In August 1997, the Company terminated its May 1997 merger agreement with NSE Technologies, Inc. ("NSE") whereby NSE was to be the principal business of the Company. Upon termination the Company also discharged NSE of its obligation to repay a $400,000 cash advance. Therefore, such transaction is reflected as an investment loss as of September 30, 1997.

NOTE 3  - EARNINGS PER SHARE

The computation of the shares outstanding for the period is based on the weighted average number of shares outstanding during the period. Warrants outstanding have not been included in the earnings per share calculation as the effect of their inclusion would be anti-dilutive.

NOTE 4  - PRIVATE PLACEMENT  - SENIOR NOTES

On June 5, 1997, the Company completed a private placement offering in which it sold $450,000 in principal amount of its 8% Senior Secured Notes and Warrants to purchase additional shares of its Common stock for an aggregate purchase price of $450,000. These notes are secured by a security interest in all of the Company's property. From the proceeds of the offering, the Company advanced $400,000 to NSE for working capital. (See Note 2) Subsequently, during December 1997, the warrants were surrendered by the holders in exchange for the issuance by the Company of 180,000 shares of its common stock.


NOTE 5 - - PRIVATE PLACEMENT

The Company completed two separate private offerings during the quarter ended September 30, 1997, pursuant to which subscriptions were received for the issuance of an aggregate of 2,520,000 post-split shares of its common stock. The Company subsequently determined that it had insufficient authorized shares to effectuate the offerings since they were completed prior to the reverse split that became effective on October 31, 1997. (See Note 7) The investors in the private offerings agreed to rescind their subscriptions in exchange for the Company agreeing to repay all funds received (approximately $25,200) on a short term basis.

NOTE 6 - - ADVANCE TO NET VALUE The Company advanced $35,000 to Net Value, Inc. That advance was repaid to the Company in the fourth quarter.

NOTE 7 - - AMENDMENT TO CERTIFICATE OF INCORPORATION On November 21, 1997, the Company amended its certificate of incorporation in order to reflect a 200 for 1 reverse stock split. The purpose of the amendment was to give legal effect to two separate reverse splits which the Company's board of directors previously approved, but which were determined to be invalid because stockholder approval of amendments to the certificate of incorporation giving effect to the prior reverse splits was never obtained and such amendments were never filed with the Secretary of State of the State of Delaware.

NOTE 8 - - SUBSEQUENT EVENTS Subsequent to the quarter ended September 30, 1997, the Company engaged in a number of material transactions:

a. The Company issued 123,000 shares of common stock in exchange for the cancellation of over $1,185,000 of the Company's indebtedness;

b. The Company issued 3,185,080 shares in a private placement transaction to a number of accredited investors at a price of $0.10 per share;

c. The Company entered into an Agreement and Plan of Reorganization on Nov. 5, 1997 to acquire Osage Computer Group, Inc. ("Osage"). The purchase price for the acquisition of Osage consists of (i) $500,000 in cash; (ii) 1,100,000 shares of common stock; (iii) $1.5 million face amount of preferred stock; and (iv) 800,000 options to purchase additional shares of the Company's common stock. Also as part of the acquisition the Company agreed to issue 200,000 shares of its common stock to an individual who had agreed to serve as an executive of Osage. The shares vest 50% at the end of the first year of employment and 50% after the end of the second year of employment.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                  The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto. All per share figures give effect to a one for two hundred share reverse stock split approved by the Board of Directors during 1996, and more recently approved by the Stockholders during the third quarter of 1997. An amendment to the Company's Certificate of Incorporation reflecting the reverse split became effective on November 21, 1997.

                  The Company was organized under the laws of Delaware in 1992. From 1992 through 1995, the Company had been engaged principally in the animated film production business. After several years of losses following its initial public offering in 1993, the Company suspended its business operations in 1996 and has since then remained inactive while seeking to identify business opportunities that would capitalize on its position as a public company. Towards that end, management has examined a number of industries and conducted due diligence on a number of private companies that may be suitable as an acquisition target.

                  In May 1997, the Company entered into an Agreement and Plan of Merger to acquire a Texas-based network integration business. Following a period in which a due diligence examination was conducted, management elected to terminate this agreement during October 1997.

                  Thereafter, on November 5, 1997, the Company entered into an Agreement and Plan of Merger to acquire Osage Computer Group, Inc. ("Osage"), a Phoenix, Arizona based provider of computer systems integration services and products that provide network computing solutions. Pursuant to the Merger, the Company is anticipated to acquire Osage in December 1997 for a purchase price consisting of: (i) $500,000 in cash; (ii) 1,100,000 shares of common stock;
(iii) options to purchase an additional 800,000 shares of common stock; and (iv) $1.5 million face amount of preferred stock. Closing of the Merger is contingent upon satisfaction of certain conditions, including: (i) the settlement of all of the Company's outstanding past trade indebtedness; and (ii) the completion of a private offering which provides the Company with net cash proceeds, after application of funds, of no less than $2.55 million. Towards that end, the Company is presently offering in a private placement transaction an aggregate of $3.66 million face amount of convertible preferred stock to accredited investors.

                  There can be no assurances that the Merger will be completed. If the Merger fails to close, the Company will remain inactive while it continues to identify acquisition alternatives. If the Merger is completed, management will resign and the Company will assume the historic operations conducted by Osage, whose management will be appointed as the executive officers of the Company.

RESULTS OF OPERATIONS.

                  During the nine months ended September 30, 1997, the Company incurred a net loss of $908,772. This compares to a net loss of $104,033 for the equivalent prior year period. During the quarter ended September 30, 1997, the Company incurred a net loss of $579,496, as compared to a net loss of $50,000 for the equivalent prior year period.

                  The increase in losses incurred by the Company during the three and nine month periods ended September 30, 1997, is not reflective of a trend towards higher losses. Rather, it reflects a significant amount of investment losses realized during the quarter as the Company liquidated its investment in film library and wrote-off a $400,000 loan made to a Texas-based company in connection with a terminated merger transaction and incurred expenses in connection with its attempt to complete the Osage transaction. The Company also paid $100,000 to Steven B. Rosner, its current president, in return for services for over one year by Mr. Rosner in connection with the financial and administrative reorganization of the Company.

                  The results of operations of the Company for the three and nine months ended September 30, 1997 are not reflective of the anticipated operations of the Company should it complete the acquisition of Osage, at which time, the Company would assume the historic operations of Osage. Should the acquisition of Osage occur, as to which there can be no assurances, the Company would file a Current Report on Form 8-K with the Securities and Exchange Commission which would include certain historic financial statements of Osage.

Liquidity and Capital Resources.

                  At September 30, 1997, the Company's assets consisted solely of a minimal amount of cash and an advance to a third party. This reflects a reduction in assets from recent periods as during the quarter the Company disposed of its investment in film library and wrote-off a $400,000 loan made to a Texas-based company in connection with a terminated merger transaction.

                  At September 30, 1997, the Company's principal liabilities consisted of approximately $25,200 in short-term notes; and $450,000 owed in the form of 8% bridge notes issued in connection with the Company's terminated merger transaction.

                  During the second quarter of 1997, the Company completed a private placement of $450,000 in 8% Senior Secured Notes and Warrants to purchase additional shares of common stock. The Notes were secured by all of the Company's assets. Subsequently, during the fourth quarter of 1997, the holders of the Notes agreed to extend the maturity date of the Notes and to exchange their Warrants in exchange for 180,000 shares of common stock.

                  Subsequent to the quarter ended September 30, 1997, material improvements in the Company's liquidity and capital resources were realized as the Company: (i) completed the reorganization and settlement of principally all of its outstanding trade payables through the issuance of 123,083 shares of its common stock; and (ii) completed a private placement of 3,185,080 shares of its common stock, which provided an additional $318,000 of working capital.

                  Subsequent to the quarter ended September 30, 1997, the Company signed an Agreement and Plan of Merger to acquire Osage. To secure sufficient capital to satisfy one of the conditions to the acquisition, the Company has also commenced a private offering of $3.66 million face amount of preferred stock.

                  The Company intends to satisfy its obligations to the holders of the Senior Secured Notes through the proceeds provided by the private placement transaction, if completed. If the transaction is not completed, the Company will have to seek alternative financing to continue as a going concern.


PART II - OTHER INFORMATION.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  (a) During the quarter ended September 30, 1997 the registrant offered and sold the following securities in private placement transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act") in reliance on Section 4(2) and Regulation D promulgated thereunder:

                           (i) The registrant sold units consisting of Senior
Secured 8% Notes and Common Stock Purchase Warrants for proceeds of $450,000 to the following individuals:

         Name                                                       Principal Amount
         ----                                                       ----------------
The Elanken Family Trust                                                  65,000.
Elliot Braun                                                              25,000.
Robert Brvenik                                                            20,000.
Bernard Buchwalter                                                        40,000.
Dune Holdings, Inc.                                                      100,000.
Richard Friedman                                                          75,000.
Jeffrey Markowitz                                                         75,000.
Anthony Kamin                                                             50,000.

         (b) During the quarter ended December 31, 1997, the registrant offered and sold the following securities in private placement transactions that were exempt from the registration requirements of the Act in reliance on Section 4(2) and Regulation D promulgated under the Act:

                  (i) The registrant exchanged shares of common stock with holders of approximately $1,185,000 of trade payables:

   Name                                                 Shares                   Principal Amount of Debt
   ----                                                 ------                   ------------------------
Burt Ahrens                                              3,293                          $  32,932.
Arthur Anderson                                          2,267                             45,349.
Robert Brvenik                                           6,500                              6,500.
Catalina Plastics                                        3,500                             40,826.
Stan Freberg                                             1,000                                ***
Richard Friedman                                         5,000                              5,000.
Anthony Kamin                                            5,000                              5,000.
Sy Leslie                                                3,293                             32,932.
Alan Livingston                                         21,730                            217,298.
Christopher Livingston                                   2,500                                ***
Jeffrey Markowitz                                        5,000                              5,000.
Frank Piazza                                             2,500                                ***
Robert Poulson                                          15,000                               ****
Jason Rabinovitz                                         1,500                             15,000.
R.R. Donnelly Co.                                       11,000                            203,168.
Rubin Baum Levin Constant
     Friedman                                            7,500                            115,000.
Richard Someck                                           6,500                              6,500.
Ike Suri                                                15,000                              *****

***Shares were issued in exchange for the Copyright and Music Rights to the animation product.

****Shares issued in exchange for legal services provided to the Company.

*****Shares were issued in exchange for services rendered to the Company, as an officer and director.

                  (ii) The registrant exchanged shares of common stock with holders of Senior Secured 8% Notes and Warrants in exchange for extension of the maturity dates of the Notes and surrender of the Warrants:

                  (iii) The registrant issued 3,185,080 shares in a private placement transaction for cash proceeds:

         Name                                           Shares                          Purchase Price
         ----                                           ------                          --------------
101 Investments, Inc.                                    5,000                          $     500.00
Howard & Shari Borenstein                               15,000                              1,500.00
Capital Growth Trust                                   180,000                             18,000.00
Clifton Capital Ltd.                                   170,000                             17,000.00
Cecile T. Coady                                         10,000                              1,000.00
David M. Daniels                                       200,000                              2,000.00
Diversified Investment Fund, L.P.                       50,000                              5,000.00
Jere Dumanic                                            50,000                              5,000.00
Bermuda Trust Company                                   20,000                              2,000.00
El Paso Holdings Ltd.                                  125,000                              1,250.00
Bruce Ginsburg                                          15,000                              1,500.00
Godwin Finance Ltd.                                    350,000                             35,000.00
KAB Investments, Inc.                                  100,000                             10,000.00
Michael Ibsen                                           20,000                              2,000.00
Interbanc Mortgage Services, Inc.                      200,000                             20,000.00
Steven Levin                                            15,000                              1,500.00
Millworth Investments, Inc.                            175,000                              1,750.00
Keith Myers                                             30,000                              3,000.00
PRE Investors L.P.                                     641,692.                            64,169.20
Steven B. Rosner                                       190,000                             19,000.00
SPH Equities, Inc.                                      73,338                              7,333.80
Chad Shusman                                            10,000                              1,000.00
SPH Investments, Inc. Profit Sharing
     Plan dtd 12/1/92                                   50,000                              5,000.00
SPH Investments, Inc.                                   50,000                              5,000.00
Harvey Sternberg                                        15,000                              1,500.00
Synergy Group                                          250,000                             25,000.00
West Tropical Investments Corp.                        175,000                             17,500.00

                  (iv) The registrant issued 200,000 shares of its common stock to Michael Glynn in connection with an employment agreement to be entered into contingent upon completion of a Merger with Osage Computer Group, Inc. Fifty (50%) percent of the shares are to be released upon Mr. Glynn's first anniversary of employment and the remaining 50% upon his second anniversary of employment.

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS.

         On October 31, 1997, the Company distributed an Information Statement to its stockholders of record as of October 21, 1997 pursuant to Section 14(c) of the Securities

Exchange Act of 1934. The purpose of the Information Statement was to inform the holders of the Company's common stock of the approval by the Board of Directors and the written consent of the holders of common stock entitled to cast at least a majority of the votes entitled to be cast by the holders of common stock, of an amendment to the Company's Certificate of Incorporation (the "Amendment") pursuant to which each 200 shares of common stock outstanding on the effective date of the Amendment shall be converted into one share of common stock. The Amendment became effective when filed with the Secretary of State of Delaware on November 21, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)  Exhibits

                           None

                  (b)  Reports on Form 8-K

                  Form 8-K filed on September 8, 1997 regarding the Acquisition or Disposition of Assets.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Dated:    December 18, 1997                   PACIFIC RIM ENTERTAINMENT, INC.
                                              ---------------------------------
                                              Registrant

                                              /s/ STEVEN ROSNER
                                              ---------------------------------
                                              Steven Rosner
                                              President and member of the Board