Form 10KSB40
period 1997-12-31
OSAGE SYSTEMS GROUP INC
filed 1998-03-31
CIK 898802

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              [ X ] Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   for the fiscal year ended December 31, 1997

               [ ] Transition Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
            For the transition period from ________________ __, ____
                         to ___________________ __, ____

                         Commission File Number: 0-22808

                            OSAGE SYSTEMS GROUP, INC.
                 (Name of small business issuer in its charter)

                Delaware                             95-4374983
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)

                            1661 East Camelback Road
                                    Suite 245
                             Phoenix, Arizona 85016
               (Address of Principal Executive Offices) (Zip Code)

                    Issuer's telephone number: (602) 274-1299

        Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock $.01 par value
                                (Title of Class)


               Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. (1) Yes  X  No     (2) Yes  X  No
                      ---    ---         ---    ---

                Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Registrant's revenues for the year ended December 31, 1997:  $14,191,203.

               The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 26, 1998, was approximately $19,848,289 based upon the closing bid price of the Registrant's Common Stock upon The OTC Bulletin Board of $6.87 per share of Common Stock on such date. See Footnote (1) below.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

               The number of shares outstanding of the Registrant's sole class of Common Stock as of March 26, 1998 was 5,570,000 shares.

               Transitional Small Business Disclosure Format (check one)

               Yes               No     X
                   ---------        ---------

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

------------------

(1) The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed. The information provided is included solely for recordkeeping purposes of the Securities and Exchange Commission.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT When used in this Annual Report on Form 10-KSB, the words "may," "will," "expect," "anticipate," "continue," "estimate," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company's future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include, among others: (i) risks related to the Company's acquisition strategy; (ii) the Company's ability to secure additional financing to implement its acquisition strategy; (iii) the uncertainty of future trading prices for the Company's Common Stock and the impact such trading prices may have upon the Company, in general, and its acquisition strategy; (iv) the uncertain effect of the additional dilution associated with the future issuance of outstanding convertible securities, as well as, the dilution associated with the Company's acquisition strategy; (v) the Company's dependence on certain large customers and suppliers; (vi) the Company's dependence on certain key personnel; (vii) the competitive market for technical personnel and; (viii) the Company's ability to adapt to certain Year 2000 issues. Additional factors are described in the Company's other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.        DESCRIPTION OF BUSINESS.

GENERAL

                Osage Systems Group, Inc. (the "Company") was originally incorporated as "Pacific Rim Entertainment, Inc." under the laws of Delaware in 1992. From 1992 through 1996, the Company had been engaged principally in the animated film production business. After several years of losses following its initial public offering in 1993, the Company suspended its business operations in 1996 and remained inactive while it sought to identify a strategic business combination with a private operating company. The Company acquired, and thereafter, assumed the historic business of Osage Computer Group, Inc. ("Osage") in a merger transaction (the "Merger") that became effective on December 22, 1997. Osage had been a provider of network computing solutions since 1989.

               Through its operating subsidiaries, Osage, Solsource Computers, Inc. ("Solsource") and H.V. Jones, Inc. ("HV Jones"), the Company markets a broad range of information technology products and services intended to transform discrete hardware and software components into an integrated system. The Company offers integration services which assist customers in dealing with issues during the entire life cycle of their systems; including system architecture and design, product acquisition, configuration and implementation, ongoing operational support, and evolutions in technology. The Company provides solutions to complex information technology problems including system availability and performance, UNIX/Microsoft Windows NT integration, client server database implementation, electronic mail and messaging, system and network security, and internet/intranet and world wide web application deployment.

               The Company's ability to deliver integrated solutions has enabled it to establish a customer base ranging from relatively small companies to Fortune 500 and other mid-sized companies. The Company's customer base is generally located in the southwestern United States, primarily in Texas, Arizona and Southern California; with an emphasis in industries such as semi-conductor, manufacturing, publishing, hospitality, distribution, military, education and state and local government.

               Management believes that its success is attributed principally to its technical expertise, marketplace relationships, vendor alliances, direct sales strategy and customer service orientation. The Company intends to grow primarily through the acquisition of other value-added reseller businesses with similar characteristics to the Company, and leveraging the common pool of resources created by such acquisitions.

INDUSTRY BACKGROUND

               Dealing with the forces of change such as eroding profit margins, shrinking business cycles and increased global competition has become a central issue for businesses. Organizations of all sizes have recognized information technology as being a competitive advantage in coping with such market forces. These organizations have also realized that systems built on networked technology, including client server databases, internet protocol ("IP") based networks and the internet/intranet systems can be more effective in enabling this competitive advantage than are legacy systems built on older technology.

               The increasingly complex nature and rapid change in technology has created increased demand for companies with the expertise to design, integrate, implement and manage the technology. This requires the services of a systems integrator that has the proper blend of vendor relationships, resources, technical expertise, products and services to integrate these technologies. In recognition of the increasing complexity of computer systems and technologies, growing numbers of technology users have been utilizing systems integrators to coordinate information technology services and products. According to the Computer Industry Report dated July 1997, the systems integration market is forecast to grow 11% incrementally worldwide between 1996 and 2001 and 12% incrementally in the United States for the same period. This service segment is estimated to account for $60 billion of the worldwide Information Technology market in 2001.

               Management further believes that the relationships of value-added resellers with certain industry-leading technology vendors provide them with access to resources such as technical training, technical documentation, evaluation units and leading-edge industry information. These resources represent significant value to large and mid-sized companies that typically do not maintain such in-house resources. Management also believes that reduced cost, increased productivity and broader sales coverage, particularly in the burgeoning middle market, is motivating technology vendors to sell their products through the value-added channel. Given these market forces, management believes that value-added resellers such as the Company will be well positioned to capitalize on anticipated growth in the industry.

BUSINESS STRATEGY

               The Company's objective is to provide clients with comprehensive information technology products, services and support. Management plans to achieve this goal through a combination of growth through acquisition and accelerated internal growth. The Company intends to carryout the following strategies.

Expanding New and Existing Markets through Acquisitions: The Company is currently pursuing an aggressive acquisition strategy to enhance its position in its current markets and acquire operations in new markets. In particular, the Company will focus its acquisition strategy on candidates that have a proven record of delivering high-quality technical services, a customer base of large and mid-sized companies and which may benefit from the synergies offered by the Company's acquisition strategy. Management believes the Company will have many acquisition opportunities in a fragmented market and be able to offer the management of these acquisition candidates an opportunity to continue operating their respective businesses as well as to participate in a company with a growth strategy and liquid trading market for its securities. The Company looks forward to expanding into new and existing markets by acquiring well-established value-added resellers that are leaders in their regional markets. Given the size and highly fragmented composition of the industry, the Company believes that there is an opportunity to implement a market roll-up program within the value-added reseller industry.

Accelerating Internal Growth: A key component of the Company's strategy is to accelerate internal growth of the Company's existing business as well as the existing business of its acquisitions. The Company expects that internal growth can be accelerated by:

               Applying Additional Resources to Current Operations. The value-added reseller organizations which the Company expects to acquire are primarily small, privately held companies. The Company intends to facilitate internal growth of these acquisitions by providing them with access to capital resources and technical expertise in product procurement and integration services. Management recognizes that the Company's capital resources are presently limited and anticipates that future financing activities will be required to increase its capital resources. There is a risk that the Company will be unable to secure such additional resources.

               Leverage Additional Opportunity Through the Collective Skill Set. While the collective skills of the acquired companies may have a high degree of overlap there will also be technical and market areas which are unique to particular companies. The Company intends to create an environment in which each of the acquired companies is able to cross-leverage their unique skills and markets for the benefit of the entire organization. Management considers that this will result in increased operating efficiencies without proportionate increases in administrative costs.

               Increase Services Revenues. The Company plans to implement a marketing initiative designed to increase services revenues through the development of standardized service packages. The Company intends to create standardized service packages in several areas, including systems administration, database administration, security and systems and network performance tuning. Management believes that such service packages will make the Company's products and services more cost-effective and accessible to customers as well as increase the Company's profit margins.

               Development of Identity. The Company intends to produce marketing materials and develop the market image and reputation of the Company as a "national organization" of regional companies, with the goal of providing business opportunities which would not normally be available to a regional company.

ACQUISITION STRATEGY

               The Company believes there are many attractive acquisition candidates in its industry because of the highly fragmented composition of the marketplace, the industry participants' need for capital and their owners' desire for liquidity. The Company is pursuing an aggressive acquisition program to consolidate and enhance its position in its current market and to acquire operations in new markets.

               Initially, the Company intends to expand its business through selective, strategic acquisitions of other companies with complementary businesses in a revenue range of $5 million to $15 million per annum. Management believes that companies in this range of revenues may be receptive to the Company's acquisition program as often they are too small to be identified as acquisition targets of larger public companies or to attempt independently their own public offerings. In particular, the Company intends to focus its acquisition strategy on candidates which have a strong relationship with key technology vendors, a proven record of delivering high-quality network computing solutions and a customer base of large and mid-sized companies.

               The Company believes it can successfully implement its acquisition strategy due to: (i) the highly fragmented composition of the market; (ii) its strategy for creating a national company, which should enhance the acquired company's ability to compete in its local and regional market through an expansion of offered services and lower operating costs; (iii) the additional capital that management anticipates will become available for internal growth; (iv) the potential for increased profitability as a result of the Company's centralization of certain administrative functions, greater purchasing power, and economies of scale; (v) the Company's status as a public corporation; (vi) a decentralized management strategy, which should, in most cases, enable the acquired company's management to remain involved in the operation of the Company; and (vii) the ability to utilize its experienced management in identifying acquisition opportunities.

               A "platform acquisition" is defined by management as one that creates a significant presence for the Company in a new geographic market. The Company intends, where possible, to make a platform acquisition in a targeted market by acquiring an established, high quality local company. The Company will retain the management as well as the operating, sales and technical personnel of a platform acquisition to maintain continuity of operations and customer service. The Company will seek to increase an acquired company's revenues and improve its profitability by implementing the Company's operating strategies for internal growth.

               A "tuck-in" acquisition on the other hand will more likely occur in an existing market, will be smaller than a platform acquisition and will enable the Company to offer additional services or expand into secondary markets within the region already served. When justified by the size and business line of an existing market acquisition, the Company expects to retain the management, along with the operating, sales and technical personnel of the acquired company while seeking to improve that company's profitability by implementing the Company's operating strategies. The Company also contemplates effecting tuck-in acquisitions of small companies or individual systems integration operations in existing markets. In most instances, operations acquired by tuck-in acquisition can be integrated into the Company's existing operations in that market, resulting in elimination of duplicative overhead and operating costs.

RECENT ACQUISITIONS

               The Company commenced its acquisition program with the acquisition of Osage and has recently acquired Solsource and HV Jones. Solsource is a systems integrator headquartered in Carlsbad, California with principal sales offices in Northern and Southern California. Solsource has two operating divisions within the company. A presentation division provides portable UNIX laptops and high end data projection equipment into the mobil computing marketplace. A systems integration division provides complete hardware, software and service solutions to address data and network security problems in large and small commercial organizations. Solsource also provides specialized services for security audits, firewall penetration testing and anti-virus protection. It distributes hardware and software products from well known manufacturers such as Sun Microsystems, Cisco Systems, Microsoft, Netscape, Checkpoint and Trend Micro. In 1996, Solsource was ranked by Inc. Magazine as the 21st fastest growing private company in America. Solsource employs approximately 30 people and during its most recent fiscal year, realized revenues of $7.3 million.

               HV Jones is a complex systems integrator headquartered in Houston, Texas, with a sales and development office in Austin, Texas. HV Jones provides proprietary services and turnkey technology infrastructure solutions in the areas of business assessment, enterprise resource planning, interoperability, database, networking and security. A major focus of its services is the enterprise wide interoperability between UNIX and NT environments. This includes: networking, server platforms, databases and systems management interoperability services. Another major focus of HV Jones is providing the complete data center infrastructure necessary to support enterprise resource planning solutions such as SAP. Its market focus is on the middle market (Fortune 1000 - 5000) in the sectors of manufacturing, distribution, medical, telecommunications and general business. HV Jones represents hardware and software products from well known manufacturers such as Hewlett Packard, Sun Microsystems, Netscape, Silicon Graphics, Oracle, Cisco Systems, Ascend and Digital Equipment Corp. HV Jones employs approximately 20 people and during its most recent fiscal year, realized revenues of $5.6 million.

               The Solsource acquisition was completed for a purchase price of $1.1 million; payable $200,000 in cash and $900,000 in newly issued common shares priced at $6.00 per share. Additional earn-out shares may be issued if Solsource achieves certain performance targets.

               The HV Jones acquisition was completed for a purchase price of $1,975,000; payable $395,000 in cash and $1.58 million in preferred stock that converts into common stock during the next four quarters at a conversion rate equal to the lower of $6.87 or a 33% premium over the average closing price of the Company's common stock for the ten (10) trading days prior to each date of conversion. Additional earn-out shares may be issued if HV Jones achieves certain performance targets.

               On a proforma basis, the Company would have realized net sales of over $27 million during 1997 had both of these acquisitions occurred as of January 1, 1997.

               The Company believes that the acquisition of these companies will enhance its client base through expansion into new markets in California and Texas.

PRODUCTS AND SERVICES

               The Company is a provider of network computing solutions. The Company markets a broad range of information technology products and services intended to transform discrete hardware and software components into an integrated system. The Company offers integration services which assist customers in dealing with issues during the entire life cycle of their systems, including system architecture and design, product acquisition, configuration and implementation, ongoing operational support, and evolutions in technology. The Company provides solutions to complex information technology problems including system availability and performance, UNIX/Microsoft Windows NT integration, client server database implementation, electronic mail and messaging, system and network security, and internet/intranet and world wide web application deployment.

               The Company's customer base varies in range from relatively small companies to Fortune 500 and other large and mid-sized companies. They are geographically located in the southwestern United States, primarily in Texas, Arizona, and Southern California; and they span various industries including semi-conductor manufacturing, publishing, hospitality, distribution, military, education, and state and local government.

               The Company's ability to deliver integrated solutions is principally attributable to its technical expertise and its value-added reseller agreements with industry-leading vendors of information technology products such as Sun Microsystems, Oracle, Netscape, Cisco Systems, Hewlett Packard and Microsoft. To date, most of its revenues have been derived from the resale of products from these vendors. Additional sales are accrued to small, niche vendors whose products augment those of the three major vendors in areas such as backup management, security and network and infrastructure management. The Company has also established relationships with leading aggregators of computer hardware and software products. These agreements enable the Company to provide its clients with competitive product pricing, ready product availability and services such as electronic product ordering, product configuration and testing and product warehousing and delivery.

               The Company plans to implement a marketing initiative designed to increase services revenues through the development of standardized service packages. The Company intends to create standardized service packages in several areas, including systems administration, database administration, security and systems and network performance tuning. Management believes that such service packages will make the Company's products and services more cost-effective and accessible to customers as well as increase the Company's profit margins.

               The Company has a strategy for providing products and services in four practice areas. They are: Network Interoperability; Security; Electronic Messaging and Electronic Commerce; and Database and Application Integration. The Company's business strategy is to combine market-leading products with its highly skilled technical personnel to deliver comprehensive information technology solutions based within these practice areas to new and existing clients.

               Network Interoperability

               Management believes there is a tremendous opportunity for system integrators in view of the split in the business community over the use of computer operating systems between UNIX or Microsoft Windows NT. UNIX appears to have captured a larger share of the enterprise computing environment, whereas Windows NT has a larger percentage of the workgroup server and desktop market. The traditional enterprise application such as financial applications, distribution, manufacturing and order entry are typically run in a UNIX or mainframe environment, whereas the workgroup technologies that have been commonly deployed on the internet have been typically rendered on the Windows NT platform. In order for applications such as SAP, BAAN and Peoplesoft to be made available over the internet, UNIX and Windows NT must be effectively integrated to a reliable and stable computing infrastructure. This creates tremendous opportunities for systems integrators such as the Company to provide network interoperability services to middle market and Fortune 1000 companies.

               The Company designs networks, conducts performance audits, integrates differing technologies and provides consulting services for issues such as data backup and restore, disaster recovery, and server consolidation. All of these services are designed to drive product sales in the areas of enterprise and departmental servers, software licenses, network components, UNIX workstations, and related equipment.

               Security

               The growth in internet activity and connections has provided a huge opportunity for business, however, at the same time it has exposed businesses to risk through unauthorized access to corporate data which is mission-critical and confidential. It is more important now than ever to ensure that customer networks and data are secure. The Company has built a practice around data and network security which is a rapidly growing market. The service and product offerings in this area are numerous. From a product standpoint, the Company offers software for firewalls, virus protection, attack recognition, content protection, network monitoring, data encryption, and user authentication. From a services perspective, the Company's offerings include services to build a security policy, design and implement security solutions, perform penetration testing, carry out security audits, and provide training and support.

               Electronic Messaging and Electronic Commerce

               While messaging and electronic commerce are different, they share the same underlying technologies and quite often go hand-in-hand. The advent of the internet has brought electronic messaging (e-mail) to virtually every aspect of business. While growth in this area has paved the way for companies to do business over the internet (inter-company communication as well as business to business electronic commerce), it has also created a technology management nightmare for corporations around the world. Products from a multitude of hardware and software vendors has created a mixture of incompatible technologies. The Company helps these customers design, and build messaging networks that will become the infrastructure not only for e-mail, but for Electronic Commerce as well. E-mail is no longer being looked at as a novelty. It is now being viewed by many medium and large-sized companies as a necessity. Unfortunately, these systems have not been designed with the features that are necessary to achieve compatibility among systems. The Company provides the correct mix of computer hardware, software and expertise to design and implement messaging networks and systems. The Company can help evaluate, select, test, design, implement, and support networks for a variety of end users from small single location users to large industrial multi-location users.

               Database and Application Integration

               As data has proliferated within corporations, it has done so using many formats, technologies, and system platforms. For example, manufacturing and distribution information may be stored on a mainframe or enterprise UNIX system while sales and marketing information is likely stored on personal computers in small departmental networks and product information is being stored on UNIX based engineering workstations and networks. This data is often fragmented, stored in many different products and formats, and can be difficult to access and consolidate. Data needs to be integrated with information that is currently available on a company's web-site, and made accessible in a secure manner. This has created a need to develop systems that will standardize and centralize data storage and delivery techniques. The Company offers products and services that are designed to accomplish this. These services include database installation, performance tuning, database design, database management and administration, as well as data migration.

SALES AND MARKETING

               The Company currently focuses its marketing and sales efforts on referrals from vendors and major corporations through its direct sales and marketing staff. The Company believes that its direct sales and support, including having salespersons serve as client-relationship managers, lead to better account penetration and management, better communications and long-term relationships with its clients and more opportunities for follow-on sales of products and services to its existing client base. To date, the Company has focused its sales and marketing efforts on large and mid-sized customers within the southwestern United States, principally Arizona, California and Texas.

               As part of its business strategy, the Company intends to expand the size of the Company's sales and marketing staff. Historically, the Company has conducted limited marketing. Most efforts have been through referrals from vendors and direct sales calls made by individual sales personnel. Each salesperson's compensation is commission-based. Sales personnel derive sales leads from individual business contacts, the marketing department's efforts and from customer referrals from suppliers and vendors, many of whom receive requests from clients seeking an authorized reseller to design and install their new systems.

               The Company benefits from the name recognition of the products that it sells and has successfully utilized its relationships with vendors and manufacturers to build strong product and service sales. Management expects to continue to utilize these relationships. Additional business opportunities with some of its major clients may develop as a result of the implementation of the Company's acquisition strategy.

               The Company intends to hire additional sales and service personnel as the business grows. The Company's sales and marketing focus continues to be technology-driven, with systems engineers participating with direct sales personnel as part of a team approach to sales and marketing. Sales personnel also participate in training programs designed to introduce new products and new versions of existing products and to provide industry information and sales technique instruction. Management believes that it maintains a competitive advantage by continually educating its sales force on the latest technologies and through the increased role of high-level engineers in the sales process.

               In addition, management has plans to develop a marketing department dedicated to facilitating the sales process. External marketing efforts would continue to include brochures, direct mail programs, formulation of marketing strategies designed to create new business opportunities, development of sales presentation materials and follow-up of prospects introduced to the Company by its existing clients and vendors.

COMPETITION

               The information technology value-added channel is comprised of a large number of participants and is subject to rapid change and intense competition. The Company will face competition from system integrators, value-added resellers, local and regional network services firms, telecommunications providers, network equipment vendors and computer system vendors, many of which have significantly greater financial, technical and marketing resources and greater name recognition and generate greater revenue than the Company does. The Company expects to continue to face, additional competition from new entrants into its markets. Increased competition may result in price reductions, fewer client projects, underutilization of Company personnel, reduced operating margins and loss of market share, any of which could materially adversely effect its business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors. The failure of the Company to compete successfully would have a material adverse effect on its business, operating results and financial condition.

PERSONNEL

               As of March 26, 1998, the Company employed 70 persons, of whom 31 were engaged in sales and marketing, 21 were engaged in providing the Company's technical services and 18 were engaged in finance, administration and management functions.

               None of the Company's employees is covered by a collective bargaining agreement. There is increasing competition for experienced technical professionals and sales and marketing personnel. The Company's future success will depend in part on its ability to continue to attract, retain and motivate highly qualified personnel. The Company considers relations with its employees to be good.

ITEM 2.        DESCRIPTION OF PROPERTIES.

               The Company owns no real property and currently leases all of its office space. The Company leases the office space that houses its executive offices in Phoenix, Arizona, totaling approximately 8,900 square feet. The lease expires in August 1999. The Company uses this facility for its executive, marketing, administrative, finance and management personnel. The Company also leases a small office in Tucson, Arizona as a sales facility. The Solsource operations occupy approximately 5,600 square feet of leased office facilities in Carlsbad, California. The HV Jones operations occupy approximately 5,900 square feet of leased office facilities in Houston, Texas and Austin, Texas. The Company believes that it has sufficient space for its current and anticipated near-term needs.

ITEM 3.        LEGAL PROCEEDINGS.

               There are currently no legal proceedings pending to which the Company is a party or to which any of its properties is subject.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               Pursuant to an Information Statement dated October 31, 1997, effective as of November 21, 1997, the Company amended its Certificate of Incorporation to effect a reverse split of its Common Stock.

                                     PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

               The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "OSGE." The following table sets forth the range of the high and low closing bid prices of the Common Stock.

                                      Common Stock(1)(2)
                                            High                           Low
                                            ----                           ---
1996
1st Quarter                                $0.01                         $0.01
2nd Quarter                                $0.03                         $0.01
3rd Quarter                                $0.03                         $0.03
4th Quarter                                $0.10                         $0.03

1997
1st Quarter                                $0.25                         $0.10
2nd Quarter                                $0.25                         $0.25
3rd Quarter                                $0.37                         $0.25
4th Quarter (through December 22, 1997)    $0.37(3)                      $0.12(3)
4th Quarter (December 23, 1997 through
             December 31, 1997)            $4.00(4)                      $4.00(4)

1998
1st Quarter (through March 26, 1998)       $6.87                         $4.00

---------------------------

(1) All per share data reflect the cumulative effect of a 1 for 10 and a 1 for 20 reverse stock split.

(2) Represents the high and low bid prices of the Company's Common Stock as reported by the OTC Bulletin Board. Such prices are inter-dealer prices without retail mark-ups or commissions and may not represent actual transactions.

(3) Reflects the trading price prior to the effective date of the Merger with Osage.

(4) Reflects the trading price following the effective date of the Merger with Osage.

---------------------------

               The last reported bid price of the Common Stock was $6.87 as reported on the OTC Bulletin Board on March 26, 1998.

               RECORD HOLDERS

               As of March 26, 1998, there were approximately 192 holders of record of the Common Stock. Based upon depository requests in connection with the distribution of an Information Statement dated February 17, 1998, the Company believes the number of beneficial owners of its Common Stock exceeds 900.

               DIVIDENDS

               The Company has not paid any cash dividends, to date, and has no intention to pay any cash dividends on its Common Stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of the Board of Directors and to certain limitations under the General Corporation Law of the State of Delaware. The timing, amount and form of dividends, if any, will depend, among other things, on the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

               RECENT SALES OF UNREGISTERED SECURITIES

               1. In June 1997, the Company sold $450,000 principal amount of Senior Secured Notes and warrants to purchase 135,000 shares of Common Stock at an exercise price of $.10 per share, in a private placement transaction exempt under Section 4(2). The Warrants were subsequently canceled in December 1997 in exchange for shares of Common Stock as set forth below:

                                                Amount of              Common Stock
                                                8% Senior                Exchanged
Name                                          Secured Notes  Warrants  for Warrants
----                                          -------------  --------  ------------
Elliot Braun                                      25,000       7,500       7,200
Robert Brvenik                                    20,000       6,000       5,800
Bernard Buchwalter                                40,000      12,000      11,500
Dune Holdings, Inc.                              100,000      30,000      29,250
Bermuda Trust Company, Trustee
        for The Elanken Family Trust              65,000      19,500      18,900
Robert Friedman                                   75,000      22,500      21,500
Anthony Kamin                                     50,000      15,000      14,650
Jeffrey Markowitz                                 75,000      22,500      22,100
                                                 -------     -------     -------
TOTAL                                            450,000     135,000     130,900

               2. During the period from May 1997 to October 1997, the Company issued in the aggregate 172,183 shares of Common Stock in consideration for services rendered, release of debt and various other claims which the parties may have had against the Company in transactions exempt under Section 4(2) of the Act, as a transaction by an issuer not involving a public offering, as set forth below:

                                                  Number of Shares
Name                                                Common Stock    Consideration
----                                                ------------    -------------
Paul Jeffrey Adelizzi                                   10,500        $  50,000
Burt Ahrens                                              3,293        $  32,932
Arthur Anderson                                          2,267        $  45,349
Robert Brvenik                                           5,000        $   5,000
Bernard Buchwalter                                       6,500        $   5,000
Catalina Plastics                                        3,500        $  40,826
Mark Dutton                                              7,500        $  25,000
Bermuda Trust Company, Trustee
        for The Elanken Family Trust                    31,100        $  85,000
Stan Freberg                                             1,000               (1)
Richard Friedman                                         5,000        $   5,000
Anthony Kamin                                            5,000        $   5,000
Sy Leslie                                                3,293        $  32,932
Alan Livingston                                         21,730        $ 217,298
Christopher Livingston                                   2,500               (2)
Jeffrey Markowitz                                        5,000        $   5,000
Frank Piazza                                             2,500               (2)
Jason Rabinovitz                                         1,500        $  15,000
R.R. Donnelly & Sons Company                            11,000        $ 203,168
Rubin Baum Levin Constant & Friedman                     7,500        $ 115,000
Richard Someck                                           6,500        $   5,000
Ike Suri                                                15,000        $  50,000
Robert Poulson                                          15,000        $  15,000
                                                     ---------        ---------
TOTAL                                                  172,183        $ 957,505

---------
(1)            In consideration for certain rights to copyright.

(2)            In consideration for certain music rights.

               3. In November 1997, the Company sold 3,185,080 shares of Common Stock to accredited investors in a private placement transaction exempt from registration pursuant to Rule 506 of Regulation D. In connection with this transaction, no brokerage commissions were paid. The following persons purchased shares at $.10 per share.

Name                                                              Shares of Common Stock
----                                                              ----------------------
101 Investments, Inc.                                                      5,000
Howard & Shari Borenstein                                                 15,000
Capital Growth Trust                                                     180,000
Clifton Capital                                                          170,000
Cecile T. Coady                                                           10,000
David M. Daniels                                                         200,000
Diversified Investment Fund L.P.                                          50,000
Jere Dumanic                                                              50,000
Bermuda Trust Company, Trustee
        for The Elanken Family Trust                                      20,000

El Paso Holdings Ltd.                                                    125,000
Bruce Ginsburg                                                            15,000
Godwin Finance Ltd.                                                      350,000
KAB Investments, Inc.                                                    100,000
Michael Dane Ibsen                                                        20,000
Interbanc Mortgage Services, Inc.                                        200,000
Steven D. Levin                                                           15,000
Millworth Investments Inc.                                               175,000
Keith E. Myers                                                            30,000
PRE Investors L.P.                                                       641,692
Steven B. Rosner                                                         190,000
SPH Equities, Inc.                                                        73,388
Chad Shusman                                                              10,000
SPH Investments, Inc. Profit Sharing Plan dtd
  12/1/92 f/b/o Stephen P. Harrington                                     50,000
SPH Investments, Inc.                                                     50,000
Harvey Sternberg                                                          15,000
Synergy Group, Inc.                                                      250,000
West Tropical Investments Corp.                                          175,000
                                                                         -------
TOTAL                                                                  3,185,080

---------------------

               4. In December 1997, the Company sold 122 shares of Series A $3.00 Convertible Preferred Stock at a purchase price of $30,000 per share to accredited investors in a private placement transaction exempt from registration pursuant to Rule 506 of Regulation D. Each Series A Share is convertible into 10,000 shares of Common Stock. In connection with this transaction brokerage commissions and related fees of $160,000 were paid. The following persons purchased shares:

Name                                                             Shares of Series A Stock
----                                                             ------------------------
Phil Albrecht, Jr                                                              2
Myles Bass                                                                 9.333
Paul Beenan                                                                    2
Timothy Paul Buck                                                              1
Bernard Cohen                                                                  2
Commonwealth Insurance Company Profit Sharing Plan                             1
Frank DeLuca                                                                   2
DeSilva & Partners, Inc. Self Directed Retirement Fund                         1
Dewey Investment Partnership Ltd.                                             10
EquiTech, Inc.                                                                 1
Hamid Ebrahimi                                                                 2
Bermuda Trust Company, Trustee
  for The Elanken Family Trust                                            16.667
Daniel Gooze                                                                   4
Bernard Hollander Family Trust                                                 1
Richard Joyce                                                                 17
Eckard Kirsch                                                                1.5

Douglas Martin                                                                 1
Morris Asset Management, Inc.                                                 .5
Torrey Mosvold                                                                 4
MSB Research Inc.                                                              8
Chaim Rajchenbach                                                             .5
Moshe Rajchenbach                                                             .5
Naomi Treger Rajchenbach                                                       1
Louis Rambler                                                                  1
Sherwin and Helen Ray                                                          1
Gary Rein                                                                      1
James C. and Patricia J. Rives                                                 3
Ira Saligman                                                                   1
Pinchas and Nahma Schwartz                                                     1
Jonathan Shecter                                                               1
Leonard Silvestri                                                              1
Jeff Sokolin                                                                   1
John N. Straub Ltd., a Professional Medical Corporation                        1
Al Terrell                                                                  .334
Burton Turk                                                                    1
Roderic S. Ware                                                                2
Will's Wei Corp.                                                          16.666
Kevin Wyllie                                                                   1
                                                                          ------
TOTAL                                                                        122

               5. As of December 22, 1997, the Company issued a total of 1,100,000 shares of Common Stock and 50 shares of Series B $3.00 Convertible Preferred Stock to the stockholders set forth below in exchange for 100% of the stock of Osage Computer Group, Inc., an Arizona corporation. The holders of the Series B Shares have the right at any time to convert the $1.5 million principal amount of the shares, plus any and all accrued dividends thereon, into shares of the Company's Common Stock at a conversion rate of $3.00 per share of Common Stock (the "Conversion Rate"), which is subject to adjustment provided that at the time of conversion the Company remains in compliance with certain performance criteria set forth in the Merger Agreement.

                                           Shares of       Series B
Name                                      Common Stock      Shares       Options
----                                      ------------      ------       -------
Jack Leadbeater                              456,500          20.75      332,000
David Olson                                  456,500          20.75      332,000
Steven Rigby                                  55,000           2.5        40,000
Chris Donahue                                 55,000           2.5        40,000
Dale Van De Vrede Family Trust                55,000           2.5        40,000
Rick Gunther                                  22,000           1.0        16,000
                                           ---------       -------     ---------
                                           1,100,000          50         800,000

               In connection with the Merger, the Company granted 200,000 shares of Common Stock to Michael Glynn in consideration for his future employment services. These shares vest 50% after one year of employment and 50% after the second year of employment. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Act, as a transaction by an issuer not involving a public offering.

               6. In January 1998, the Company sold 600,000 shares of Common Stock at a purchase price of $3.50 per share to accredited investors in a private placement transaction exempt from registration pursuant to Rule 506 of Regulation D as set forth below. In connection with this transaction, a brokerage fee was paid of $126,000 and options to purchase 200,000 shares of Common Stock at an exercise price of $3.50 per share with a term of three years.

Name                                                             Shares of Common Stock
----                                                             ----------------------
Lancer Partners, L.P.                                                    210,000
Lancer Offshore Inc.                                                     320,000
Lancer Voyager Fund                                                       50,000
Michael Lauer                                                             20,000
                                                                         -------
TOTAL                                                                    600,000

               7. In March 1998, the Company issued 150,000 shares of Common Stock in consideration of the acquisition of 100% of the outstanding capital stock of Solsource Computers, Inc. The Company may have an obligation to issue additional shares of Common Stock pursuant to the Agreement and Plan of Merger among the Company, Solsource Acquisition Corp. and Solsource Computers, Inc., if certain performance criteria are met.

Name                                                             Shares of Common Stock
----                                                             ----------------------
Trust of Daniel J. and Mary Vahalla                                      146,297
Gary Gwin                                                                  3,111
Maureen Gaare                                                                296
Daniel Grube                                                                 296
                                                                         -------
TOTAL                                                                    150,000

The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Act, as a transaction of issuer not involving a public offering.

               8. In March 1998, the Company issued 105.3 shares of Series C Convertible Preferred Stock to Hugh V. Jones in consideration of the acquisition of 100% of the outstanding capital stock of HV Jones, Inc. ("Jones"). The 105.3 shares of Series C Convertible Preferred Stock convert into Common Stock during the next four quarters at a conversion rate equal to the lower of $6.87 or a 33% premium over the average closing price of the Company's Common Stock for the
(10) trading days prior to each date of conversion. Additional earn-out shares may be issued if Jones achieves certain performance targets. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Act, as a transaction of issuer not involving a public offering.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

OVERVIEW

               Osage became publicly held by virtue of the Merger into a wholly-owned subsidiary of the Company on December 22, 1997. The Company then operating under the name "Pacific Rim Entertainment, Inc." had been an inactive public company at the time of the Merger. Osage had been a provider of network computing solutions since 1989. Following the Merger, the Company assumed the continuing operations of Osage and on March 10, 1998, changed its name to "Osage Systems Group, Inc." Since, as a result of the Merger, the former stockholders of Osage acquired a controlling interest in the Company, the Merger has been accounted for as a "reverse acquisition." Accordingly, for financial statement presentation purposes, Osage is viewed as the continuing entity and the related business combination is viewed as a recapitalization of Osage, rather than an acquisition by the Company.


               Through its operating subsidiaries, the Company markets a broad range of information technology products and services intended to transform discrete hardware and software components into an integrated system. The Company's ability to deliver integrated solutions is principally attributable to its technical expertise and its value-added reseller agreements with industry-leading vendors of information technology products such as Sun Microsystems, Oracle, Netscape, Cisco Systems, Hewlett Packard and Microsoft. The Company has also established relationships with leading aggregators of computer hardware and software products. These agreements enable the Company to provide its clients with competitive product pricing, ready product availability and services. To date, most of its net sales have been derived from the resale of products from these vendors, however, the Company anticipates that as it continues to increase the technical expertise of its service personnel and broaden the geographic base of its marketing coverage, an increasing percentage of its net sales in the future will be derived from the services and support component of its business.

               The Company's objective is to provide clients with comprehensive information technology products, services and support. Management plans to achieve this goal through a combination of growth, through acquisition and accelerated internal growth. The Company is currently pursuing an aggressive acquisition strategy to enhance its position in its current markets and acquire operations in new markets. This strategy will focus on acquiring candidates who have a proven record of delivering high-quality technical services, a customer base of large and mid-sized companies and which may benefit from the Company's long-term growth strategy and status as a public company. See "ITEM 1. DESCRIPTION OF BUSINESS - ACQUISITION STRATEGY."

RESULTS OF OPERATIONS

               The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                                                1995                       1996                       1997
                                                   -------------------------------------------------------------------------------
                                                                       % OF                       % OF                      % OF
                                                        AMOUNT      NET SALES      AMOUNT      NET SALES      AMOUNT     NET SALES
                                                        ------      ---------      ------      ---------      ------     ---------
NET SALES                                          $   7,391,969      100.0%   $  9,908,379      100.0%   $ 14,191,203     100.0%
COST OF SALES                                          6,215,830       84.1%      7,694,775       77.7%     11,670,066      82.2%
                                                   -------------      -----    ------------      -----    ------------     -----
        Gross profit                                   1,176,139       15.9%      2,213,604       22.3%      2,521,137      17.8%
                                                   -------------      -----    ------------      -----    ------------     -----
SELLING, GENERAL AND
        ADMINISTRATIVE EXPENSES
                                                       1,058,410       14.3%      2,142,974       21.6%      2,807,340      19.8%
                                                   -------------      -----    ------------      -----    ------------     -----
INCOME (LOSS) FROM OPERATIONS
                                                         117,729        1.6%         70,630         .7%       (286,203)     (2.0)%
INTEREST EXPENSE                                          (9,256)       (.1)%       (26,230)       (.3)%        (9,731)      (.1)%
                                                   -------------      -----    ------------      -----    ------------     -----
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES

                                                         108,473        1.5%         44,400         .4%       (295,934)     (2.1)%
PROVISION (BENEFIT) FOR INCOME TAXES
                                                          31,042         .5%          9,464       --            (3,000)     --
                                                   -------------      -----    ------------      -----    ------------     -----
NET INCOME (LOSS)                                  $      77,431        1.0%   $     34,936         .4%   ($   292,934)     (2.1)%
                                                   =============      =====    ============      =====    ============     =====

NET INCOME (LOSS) PER SHARE:  Basic
                              Diluted              $         .02               $        .01               $       (.06)
                                                   =============               ============               ============
                                                   $         .02               $        .01               $       (.06)
                                                   =============               ============               ============


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

               Revenues. Net sales increased by 43.2%, or $4.3 million to $14.2 million, for the year ended December 31, 1997 as compared to $9.9 million for the prior year. This increase in net sales was principally attributable to increased product sales to new and existing customers as the Company experienced favorable market acceptance of new products introduced by the Company's major vendors. In addition, the Company opened a new regional sales office which resulted in increased revenues. Consulting revenues increased 81.3% to $390,600 for the year ended December 31,1997 as compared to $215,500 for the prior year. This increase was primarily attributable to demand for the Company's consulting services and technical support resulting from the Company's increased focus on the service component of its revenue base.

               The Company's net sales are expected to increase during 1998 as the Company implements its acquisition strategy. Towards this end, the Company recently completed the acquisition of Solsource and HV Jones and entered into letters of intent to acquire two (2) additional companies. There can be no assurances that the acquisitions subject to the letters of intent will be completed since both letters of intent are preliminary in nature and subject to due diligence reviews and other conditions to closing. During 1997, Solsource and HV Jones realized net sales of $7.3 million and $5.6 million, respectively. On a proforma basis, the Company would have realized net sales of over $27 million during 1997 had both of these acquisitions occurred as of January 1, 1997.

               The Company's acquisition strategy relies primarily upon identifying target companies that fit within the Company's acquisition criteria and having sufficient financing available to complete its planned acquisitions. Although the Company has sufficient financing available to complete its pending acquisition targets, there can be no assurances that sufficient financing will be secured so as to facilitate the continuation of the Company's acquisition program on a longer-term basis. Furthermore, due to the early stages of this program, there can be no assurances as to the long-term impact of the Company's acquisition strategy on the gross profits or net income of the Company.

               Gross Profit. The Company's cost of sales includes primarily, in the case of product sales, the cost to the Company of products acquired for resale, and in the case of services and support revenue, salaries and related costs. The Company's gross profit increased by 13.9% or $.3 million to $2.5 million for the year ended December 31, 1997 as compared to $2.2 million for the prior year. Gross profit margin decreased to approximately 17.8% during the year ended December 31, 1997, as compared to approximately 22.3% experienced during the prior year. During 1997, the Company experienced an overall decrease in its gross profit margin. This decrease was primarily due to cost reductions passed on to the Company's customers from its major vendors as a result of an increase in demand for the Company's products which occurred as certain customers increased their volume of purchases. Management believes that in the long term it will be able to sustain its profit margin as a result of its focus on providing a broad spectrum of products, services and support packages, and through a greater emphasis upon consulting and support services which typically have a higher profit margin.

               Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, sales person compensation, employee benefits, travel, promotion and related marketing costs. Selling, general and administrative expenses increased by 31.0% or $.7 million to $2.8 million for the year ended December 31, 1997 as compared to $2.1 million for the prior year. This increase in expenses is primarily attributable to the expansion of the Company's infrastructure as it became publicly-held by virtue of the Merger transaction during the fourth quarter of 1997, including increased administrative personnel and increased travel and promotion expenses associated with the growth of the business. This included a non-cash charge of $300,000 attributable to the granting of shares of Common Stock to one of the Company's executive officers. During 1997, as a percent of net sales, selling, general and administrative expenses decreased to approximately 19.8%, from 21.6% experienced during the prior year.

               During the fourth quarter of 1997 and the first quarter of 1998, the Company increased its fixed payroll by the addition of three executive level personnel. This may have the effect in the short-term of resulting in an increase in the Company's selling, general and administrative expense as a percentage of net sales. This increase is likely to be offset in the near-term as the Company's revenues increase.

               As part of the Merger consideration, the Company granted options to purchase 800,000 shares of its Common Stock to the former stockholders of Osage. These options were granted at an exercise price of $3.00, and vest once the future earnings of the Company attain certain agreed upon levels, and are contingent upon the holder's continued employment by the Company. During 1997, the Company recorded no compensation expense associated with the granting of these options since the vesting of the Options was not probable at any time during this period. However, management believes that the Company will record compensation expense in the future if the earnings of the Company achieve agreed upon levels and other events occur that lead management to believe that vesting of the options is probable of occurrence. The expense, when recorded, could have an adverse effect on the Company's income for financial accounting purposes, as it would approximate the difference between the exercise price of the options and the fair market value of the Company's Common Stock at that time. This would have no effect, however, on the Company's cash flow from operations as the vesting of the options is a non-cash event, and ultimately, the exercise of the options would provide a capital infusion to the Company.

SELECTED QUARTERLY RESULTS OF OPERATIONS

               The following table presents certain condensed unaudited quarterly financial information for each of the eight (8) quarters through December 31, 1997. This information is derived from unaudited quarterly consolidated financial statements of the Company that include, in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for such periods. Such information should be read in conjunction with the audited Consolidated Financial Statements of the Company and notes thereto appearing elsewhere in this 10-KSB.

                                                                      QUARTER ENDED
                                        ---------------------------------------------------------------------------
                                          Mar. 31,       June 30,        Sept. 30,        Dec. 31,        Mar. 31,
                                            1996           1996             1996           1996             1997
                                            ----           ----             ----           ----             ----
STATEMENT OF OPERATIONS DATA:

Net Sales                               $ 1,201,310     $ 2,055,097     $ 2,602,370     $ 4,049,602     $ 2,155,180
Gross profit                                309,738         377,343         636,068         890,455         494,422
Selling, general and
administrative expenses                     283,830         299,331         433,371       1,126,442         439,261
Income (loss) from operations                25,908          78,012         202,697        (235,987)         55,161
Interest expense                             (2,019)        (12,192)         (7,976)         (4,043)         (2,303)
Provision (benefit) for income taxes                                                          9,464

Net income (loss)                       $    23,889     $    65,820     $   194,721     $  (249,494)    $    52,858

                                                          QUARTER ENDED
                                        ----------------------------------------------
                                             June 30,       Sept. 30,       Dec. 31,
                                               1997           1997            1997
                                               ----           ----            ----
STATEMENT OF OPERATIONS DATA:

Net Sales                                  $ 3,036,574     $ 3,273,151     $ 5,726,298
Gross profit                                   598,605         678,665         749,445
Selling, general and
administrative expenses                        447,510         609,242       1,311,327
Income (loss) from operations                  151,095          69,423        (561,882)
Interest expense                                  (359)           (382)         (6,687)
Provision (benefit) for income taxes                                            (3,000)

Net income (loss)                          $   150,736     $    69,041     $  (565,569)


               The Company's historical operating results have varied from quarter to quarter, and the Company expects that they will continue to do so. Due to the relatively fixed nature of certain of the Company's costs, including personnel and facilities costs, a decline in revenue in any fiscal quarter would result in lower profitability in that quarter. A variety of factors, many of which are not within the Company's control, influence the Company's quarterly operating results, including seasonal patterns of hardware and software capital spending by customers, information technology outsourcing trends, the timing, size and stage of projects, new service introductions by the Company or its competitors, levels of market acceptance for the Company's products or services or the hiring of additional staff. Operating results also may be impacted by the timing of billings and changes in the Company's billing and utilization rates. The Company believes, therefore, that past operating results and period-to-period comparisons should not be relied upon as an indication of future performance. The Company anticipates that its business will continue to be subject to such seasonal variations.

BACKLOG

               The Company normally ships systems promptly after receiving an order and therefore does not customarily have a significant backlog.

LIQUIDITY AND CAPITAL RESOURCES

               Historically, the Company has funded its operations primarily from cash generated by operations and, to a lesser extent, with funds from borrowings under the Company's revolving line of credit. For the year ended December 31, 1996, cash flow from operations was $142,800, after the payment of bonuses of $570,300. During the year ended December 31, 1997, cash flow from operations was $504,300, after the payment of bonuses of $652,000. The Company's cash flow from operations has been positively affected primarily by the increase in net sales, together with increases in the collection of accounts receivable and in the level of accounts payable. For the year ended December 31, 1997, accounts receivable increased $35,100 with accounts payable increasing $309,100 from December 31, 1996.

               The Company's working capital was $2,074,800 at December 31, 1997, as compared to a level of $210,900 at December 31, 1996. The increase in the Company's working capital during such period is principally attributable to the net proceeds received from a private placement of $3.66 million that was completed during the fourth quarter of 1997, and, to a lesser extent, to the growth of the Company's revenues during the period. A portion of the proceeds of the private placement was used by the Company to: (i) retire approximately $450,000 of short-term debt; (ii) pay the $500,000 cash component of the Merger consideration to the former Osage stockholders; and (iii) pay $160,000 of fees and expenses associated with the transaction.

               The working capital of the Company continued to increase during the first quarter of 1998 as the Company sold 600,000 shares of Common Stock in a private placement transaction at a purchase price of $3.50 per share, which resulted in net proceeds to the Company of $1,974,000, after paying commissions of $126,000.

               A $500,000 revolving credit facility was terminated by the Company in connection with the Merger. The Company is currently negotiating with several banks to secure a new credit facility. There can be no assurance, however, that the Company will obtain such facility on favorable terms, if at all.

               The Company believes that the Company's current working capital and the anticipated cash flow from operations will be adequate to fund operations for the near term. However, the Company has commenced an aggressive acquisition strategy (See "ITEM 1. DESCRIPTION OF BUSINESS - ACQUISITION STRATEGY") which is likely to require additional financing in the near term. The Company intends to finance these acquisitions primarily through the use of cash, funds from lines of credit, if and when available, and shares of its Common Stock or other securities. In the event that the Company's Common Stock does not obtain or maintain a sufficient market value or potential acquisition candidates are otherwise unwilling to accept the Company's securities as part of the purchase price for the sale of their businesses, the Company may be required to utilize more of its cash resources, if available, in order to continue its acquisition program. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financings.

               The Company has recently initiated its acquisition program with the acquisition of Solsource and HV Jones. See "ITEM 1. DESCRIPTION OF BUSINESS
- RECENT ACQUISITIONS." The Solsource acquisition was completed for the purchase price of $1.1 million; payable $200,000 in cash and $900,000 in newly issued shares of Common Stock priced at $6.00 per share. The HV Jones acquisition was completed for the purchase price of $1,975,000; payable $395,000 in cash and $1.58 million in preferred stock that converts into Common Stock during the next four quarters at a conversion rate equal to the lower of $6.87 per share or a 33% premium over the average closing price of the Company's Common Stock for the 10 trading days prior to each date of conversion.

YEAR 2000 MATTERS

               The Company is presently attempting to respond to Year 2000 issues. Year 2000 issues are the result of computer programs being written using two digits rather than four to define the applicable year associated with the program or an associated computation. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. Management expects to have substantially all of the systems application changes completed within the next 12 months and believes that its level of preparedness is appropriate.

               The total cost to the Company of these Year 2000 compliance issues is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurances that these estimates will be achieved and actual results could differ from those plans.

IMPACT OF INFLATION

               The effects of inflation on the Company's operations were not significant during the periods presented.

RECENTLY ISSUED ACCOUNTING STANDARDS

               In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"), which is effective for financial statements for periods beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company does not believe the adoption of SFAS 130 will have a material impact on its financial statement presentation or related disclosures.

               In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS 131") which is effective for fiscal years beginning after December 15, 1997 and establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 may require additional disclosures and will be effective beginning January 1, 1998.

ITEM 7.        FINANCIAL STATEMENTS.

               Financial Statements of the Company for the years ended December 31, 1997 and 1996, and specific supplementary financial information are included within Item 13(A) and 13(B) of this Report and may be found at pages F-1 through F-14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no matters to be reported hereunder.

                                    PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

               The following table sets forth certain information with respect to each of the executive officers and directors of the Company.

       NAME             AGE    POSITION
       ----             ---    --------
Jack R. Leadbeater       43    Chairman of the Board and Chief Executive Officer

David S. Olson           40    Director, Chief Operating Officer and President

Michael G. Glynn         41    Director, Executive Vice President

John Iorillo             31    Director, Chief Financial Officer

Andrew P. Panzo          33    Director


               The following is a brief summary of the business experience of the foregoing directors and executive officers.

               JACK R. LEADBEATER

               Mr. Leadbeater became Chairman and Chief Executive Officer of the Company on the effective date of the Merger on December 22, 1997. Mr. Leadbeater remains President and a director of Osage, positions he has held since 1993. From 1987 to 1993, Mr. Leadbeater served as President of a privately held computer systems integration company. Prior to 1987, Mr. Leadbeater was employed as a regional sales manager by MAI Canada Ltd., an international manufacturer of mini-computers. Mr. Leadbeater is a graduate of the University of Manitoba, Canada with a Business/Commerce degree and a major in Marketing.

               DAVID S. OLSON

               Mr. Olson became director, President and Chief Operating Officer of the Company on the effective date of the Merger on December 22, 1997. Mr. Olson remains a director and Executive Vice-President/General Manager of Osage, positions he has held since 1993. From 1989 to 1993, Mr. Olson served as an Executive Vice-President of a privately held computer systems integration company. Prior to 1989, he was employed by Sun Microsystems Canada Ltd., where his responsibilities included sales as well as market development in the petroleum exploration market. Prior to joining Sun Microsystems, Mr. Olson was an Account Manager at Digital Equipment, Canada where he sold information processing technology to major national accounts in the petroleum exploration market. Mr. Olson is a graduate of the University of Calgary, Canada with a Bachelor of Science degree and a major in Computer Science.

               MICHAEL G. GLYNN

               Mr. Glynn became a director of the Company on March 10, 1998. Mr. Glynn became an Executive Vice-President of the Company on the effective date of the Merger on December 22, 1997. During 1997, Mr. Glynn served as Director of Sales for the Southwest region of United States for Compuware, a publicly-traded software manufacturer. From 1996 to 1997, Mr. Glynn served as Senior Vice President and Chief Operating Officer of Prologic Management Systems, a publicly-traded software development company. From 1993 to 1996, he was Director of Sales and International Business Development at Access Technologies (formerly Access Graphics, a division of Lockheed Martin), an aggregator of computer software and hardware. From 1991 to 1993, Mr. Glynn served on the Football staff at the University of Colorado. Mr. Glynn is a graduate from the University of Notre Dame with a Bachelor of Arts degree in the Program of Liberal Studies and Languages and a Master of Divinity degree. He is also continuing his graduate work at Northwestern University's JL Kellogg Graduate School of Management.

               JOHN IORILLO

               Mr. Iorillo became Chief Financial Officer of the Company on February 16, 1998 and a director on March 27, 1998. From 1990 to 1998, Mr. Iorillo was employed as a certified public accountant by Deloitte and Touche LLP where his responsibilities included the oversight of audit engagements, participation in various merger and acquisition projects and other related activities. Mr. Iorillo is a graduate of Cleveland State University with a Bachelor of Business Administration degree in Accounting with a minor in Economics.

               ANDREW P. PANZO

               Mr. Panzo became a director of the Company during December 1997. Mr. Panzo is President of American Maple Leaf Financial Corporation in Philadelphia, Pennsylvania, an investment banking firm which specializes in emerging growth companies. He is also a director of The Eastwind Group, Inc., a public company. Mr. Panzo is a graduate of the University of Connecticut and has a Masters degree in International Business and Finance from Temple University.

DIRECTORS' COMPENSATION

               The Company currently has no policy with respect to the granting of fees to directors in connection with their service to the Company. However, the Company may reimburse directors for their cost of travel and lodging to attend meetings of the Board of Directors or committees thereof. In connection with their service as directors of the Company, each of Messrs. Steven B. Rosner, Bernard Buchwalter, Ike Suri and Richard Someck received 1,000 shares of Common Stock of the Company during the fiscal year ended December 31, 1997. Prior to or in connection with the effective date of the Merger, Messrs. Buchwalter, Suri and Someck resigned as directors of the Company.

ITEM 10.        EXECUTIVE COMPENSATION

Summary Compensation Table

                                                                                               LONG TERM COMPENSATION
                                                                                     --------------------------------------------
                                                                                                AWARDS               PAYOUTS
                                                                                     --------------------------   ---------------
                                                          ANNUAL COMPENSATION        RESTRICTED
                                                         -----------------------        STOCK          OPTIONS/     ALL OTHER
NAME AND PRINCIPAL POSITION                              YEAR          SALARY        AWARD(S)($)       SARS(#)    COMPENSATION($)
---------------------------                              ----          ------        -----------       -------    ---------------
JACK R. LEADBEATER                                       1997        $ 89,967(1)          -0-         351,057(2)      $ 261,463
Chairman of the Board and Chief Executive Officer        1996        $ 49,417            N/A             N/A          $ 236,335
                                                         1995             --                                          $  55,000

DAVID S. OLSON                                           1997        $ 89,967(3)          -0-         351,057(2)      $ 261,463
Director, Chief Operating Officer and President          1996        $ 64,417            N/A             N/A          $ 236,335
                                                         1995        $ 25,000                                         $  55,000

MICHAEL G. GLYNN                                         1997             -(4)-           -0-(5)      100,000(6)             -0-
Director and Executive Vice President                    1996             N/A            N/A             N/A               N/A


STEVEN B. ROSNER                                         1997              -0-        $  100(7)            -0-        $ 100,000(8)
Former President, Secretary and Director                 1996              -0-            -0-              -0-               -0-
                                                         1995              -0-            -0-              -0-               -0-

--------
(1) Reflects Mr. Leadbeater's compensation during 1997, 1996 and 1995 as an officer and director of Osage. As of December 22,1997, Mr. Leadbeater entered into an employment agreement with the Company pursuant to which his scheduled base compensation for 1998 is $200,000. See "EMPLOYMENT ARRANGEMENTS."

(2) Includes options to purchase 332,000 shares of Common Stock granted as part of the Merger. Also includes options to purchase 19,057 shares of Common Stock granted immediately following the Merger.

(3) Reflects Mr. Olson's compensation as an officer and director of Osage during 1997, 1996 and 1995. As of December 22, 1997, Mr. Olson entered into an employment agreement with the Company pursuant to which his scheduled base compensation for 1998 is $200,000. See "EMPLOYMENT ARRANGEMENTS."

(4)            Mr. Glynn became an officer of the Company on December 22, 1997.
               Mr. Glynn's scheduled compensation for 1998 is $200,000. Mr. Glynn entered into an employment agreement with the Company as of December 22, 1997. See "EMPLOYMENT ARRANGEMENTS."

(5) Does not include 200,000 shares of Common Stock being held by the Company which are subject to release at the rate of 100,000 shares on each of December 22, 1998 and 1999; provided that Mr. Glynn remains employed by the Company on those dates.

(6) Pursuant to the terms of his employment agreement, Mr. Glynn was granted options to purchase 100,000 shares of Common Stock.

(7) Represents the fair market value of 1,000 shares of Common Stock granted to Mr. Rosner during the year ended December 31, 1997 in connection with his service as a director of the Company.

(8) Mr. Rosner had been the President and a director of the Company since January 1997. He resigned his position as an officer of the Company effective upon the Merger, and resigned as a director on March 27, 1998. While the directors and executive officers of the Company received no annual compensation during the fiscal years ended December 31, 1997, 1996 and 1995, Mr. Rosner received $100,000 during the fiscal year ended December 31, 1997 in consideration for the provision of the Company's executive offices, reimbursement of certain expenses on behalf of the Company and for consulting services by Mr. Rosner in connection with the financial and administrative reorganization of the Company. See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

EMPLOYMENT ARRANGEMENTS

               The Company has employment agreements with each of Messrs. Leadbeater, Olson, Glynn and Iorillo. Each of Messrs. Leadbeater, Olson and Glynn are provided with an annual salary of $200,000. The agreement with Mr. Iorillo provides for an annual salary of $100,000. Each of Messrs. Leadbeater and Olson are employed for an initial term of three years, commencing December 1997 with successive year-to-year renewals in the event that neither they, nor the Company, elect to terminate the agreement after the initial term. Each of Messrs. Glynn and Iorillo are employed for an initial term of one year commencing December 1997 and February 1998, respectively, with successive year-to-year renewals in the event that the agreement is not earlier terminated. The employment agreements of Messrs. Leadbeater, Olson, Glynn and Iorillo contain non-competition and non-solicitation provisions which survive their actual employment for a term of one year. Mr. Glynn has been granted 200,000 shares under his employment arrangement; 100,000 of which vest at the end of his first year of employment and the remainder of which vest at the end of his second year of employment. Each of Messrs. Glynn and Iorillo were also granted options to purchase 100,000 shares of Common Stock of the Company. See "SUMMARY COMPENSATION TABLE."

STOCK OPTIONS

               The Company's 1993 Stock Option Plan provides for the issuance of both "Incentive Stock Options" as well as "Nonqualified Options" to be issued to employees, consultants and others. An aggregate of 100,000 shares of Common Stock were reserved for issuance under this plan. No options have been granted under this plan since inception.

               The Company also adopted the "Outside Directors Stock Option Plan" pursuant to which options to purchase an aggregate of 2,500 shares of Common Stock have been authorized on an annual basis to each outside director who has served during the immediately preceding year. No options have been granted under this plan since inception.

               In connection with the Merger, the Company granted the former stockholders of Osage options to purchase 800,000 shares of Common Stock. Such options have a term of six years and an exercise price of $3.00 per share. The options vest: (i) 50% once the Company's audited financial statements reflect annual earnings for the preceding year of no less than $.20 per share and (ii) 100% once the Company's audited financial statements reflect annual earnings for the preceding year of no less than $.30 per year.

               Under the terms of their respective employment agreements, each of Messrs. Glynn and Iorillo were granted options to purchase 100,000 shares of Common Stock. Mr. Glynn's options are subject to the same exercise price and vesting criteria as the options granted pursuant to the Merger. Mr. Iorillo's options are subject to an exercise price of $5.00 per share, are scheduled to expire on January 1, 2002 and vest upon the earlier of: (i) January 1, 2001, provided Mr. Iorillo remains continuously employed by the Company; (ii) fifty percent (50%) of the options, however, shall vest earlier than January 1, 2001, provided that at such earlier date the Company's annual earnings equal or exceed $.20 per share; and (iii) one hundred percent (100%) of the options, however, shall vest earlier than January 1, 2001, provided that at such earlier date the Company's annual earnings equal or exceed $.30 per share.

               Immediately following the Merger, the Company issued to various employees and agents, including Messrs. Leadbeater and Olson, options to purchase in the aggregate 100,000 shares of Common Stock at an exercise price of $3.00 per share. Such options have a term of two years and vest at various rates during such period in accordance with the terms of the respective option agreements.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

               Based solely on its review of copies of forms filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934, and written representations from certain reporting persons, the Company believes that during fiscal 1997 all reporting persons timely complied with all filing requirements applicable to them, except for certain reports, which include: (i) a Form 3, and Forms 4 and 5 for Mr. Rosner; and (ii) a Form 3 and Forms 4 and 5 for each of Messrs. Bernard Buchwalter, Ike Suri and Richard Someck. Messrs. Buchwalter, Suri and Someck resigned as directors prior to or in connection with the Merger.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                       ----------------------------
                             Individual Grants
                       ----------------------------
                         Number of      % of Total
                        Securities     Options/SARs    Exercise
                        Underlying      Granted to        or
                        Option/SARs    Employees in   Base Price       Expiration
Name                   Granted(#)(1)    Fiscal Year      ($/Sh)           Date
----                   -------------    -----------      ------           ----
Jack R. Leadbeater         19,057           1.9%       $   3.00     December 19, 2000
Jack R. Leadbeater        332,000          33.2%       $   3.00     December 19, 2003
David S. Olson            332,000          33.2%       $   3.00     December 19, 2003
David S. Olson             19,057           1.9%       $   3.00     December 19, 2000
Michael G. Glynn          100,000          10%         $   3.00     December 19, 2003
Steven B. Rosner              -0-           N/A           N/A              N/A

------------------------

               OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

                                                                  Number of
                                                                 Securities
                                                                 Underlying
                                                                 Unexercised            Value of Unexercised In-
                                                                 Options/SARs            the-Money Options/SARs
                                                                at FY-End (#)                      at
                            Shares                                  Shares                      FY-End ($)
                         Acquired on                             Exercisable/                  Exercisable/
Name                     Exercise(#)   Value Realized ($)       Unexercisable               Unexercisable (2)
----                     -----------   ------------------       -------------               -----------------
Jack R. Leadbeater           -0-             -0-               (E)0/(U)351,057           (E)$0/(U)$351,057

David S. Olson               -0-             -0-               (E)0/(U)351,057           (E)$0/(U)$351,057

Michael G. Glynn             -0-             -0-               (E)0/(U)100,000           (E)$0/(U)$100,000(3)

Steven B. Rosner             -0-             -0-               (E)0/(U)0                 (E)$0/(U)$0

------------------------

(1)            As part of the purchase price in the Merger, each of Messrs.
               Leadbeater and Olson were granted options to purchase 332,000 shares of Common Stock. Such options have a term of six years commencing in December 1997 and an exercise price of $3.00 per share. Provided Messrs. Leadbeater and Olson remained employed by the Company, the options vest: (i) 50% once the Company's audited financial statements reflect annual earnings for the preceding year of no less than $.20 per share and (ii) 100% once the Company's audited financial statements reflect annual earnings for the preceding year of no less than $.30 per year. Messrs. Leadbeater and Olson were also each granted options to purchase 19,057 shares of the Company's Common Stock immediately following the Merger. These options vested upon grant.

(2) Based upon the high bid price ($4.00 per share) of the Company's Common Stock on the last reported trading date during the year ended December 31, 1997 as reported on the OTC Bulletin Board.

(3) Pursuant to the terms of his employment agreement, Mr. Glynn was granted options to purchase 100,000 shares of Common Stock. Such options have a term of six years commencing in December 1997 and an exercise price of $3.00 per share. Provided that Mr. Glynn remains employed by the Company, the options vest: (i) 50% once the Company's audited financial statements reflect annual earnings for the preceding year of no less than $.20 per share and (ii) 100%, once the Company's audited financial statements reflect annual earnings for the preceding year of no less than $.30 per year.


ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The following table sets forth, as of March 26, 1998, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than 5% of the Company outstanding Common Stock. Also set forth in the table is the beneficial ownership of all shares of the Company's outstanding stock, as of such date, of all officers and directors, individually and as a group.

                                                          Shares Owned          Percentage of
                                                          Beneficially           Outstanding
Name and Address                                        and of Record (1)          Shares
----------------                                        -----------------          ------
Jack R. Leadbeater .................................        683,057(2)               11.8%
1661 East Camelback Road, Suite 245
Phoenix, AZ 85016

David S. Olson .....................................        683,057(2)               11.8%
1661 East Camelback Road, Suite 245
Phoenix, AZ 85016

Michael G. Glynn ...................................             (3)                    0%
1661 East Camelback Road, Suite 245
Phoenix, AZ 85016

John Iorillo .......................................             (4)                    0%
1661 East Camelback Road, Suite 245
Phoenix, AZ 85016

Andrew P. Panzo ....................................         11,000(5)                 (*)
2 Penn Center Plaza, Suite 605
Philadelphia, PA 19102

Godwin Finance Ltd. ................................        350,000                   6.3%
Whitehill House
Newby Road Industrial Estate
Newby Road
Hazel Grove, Stockport SK7 5DA, England

Steven B. Rosner ...................................        617,850(6)               11.1%
1220 Mirabeau Lane
Gladwynne, PA 19035

Michael Lauer ......................................        800,000(7)               14.36%

375 Park Avenue, Suite 2006
New York, NY 10152

All Directors and Officers as a group (5 persons) ..      1,377,114                  22.86%

---------------------

(1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Securities Exchange Act of 1934, and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options, or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 5,570,000 shares of Common Stock outstanding as of March 26, 1998.

(2) Includes 456,500 shares of Common Stock, 207,500 shares issuable upon conversion of the Series B Shares and 19,057 shares issuable upon the exercise of vested options. Does not include options to purchase 332,000 shares of Common Stock which have not vested. Also, does not include 1.5 million shares of Common Stock held in a voting trust over which the holders of the Series B Shares, including Messrs. Leadbeater and Olson, have voting rights. See "ITEM 11. MATERIAL VOTING ARRANGEMENTS."

(3) Does not include 200,000 shares of Common Stock being held by the Company in escrow, which are subject to release at the rate of 100,000 shares on each of the first and second anniversaries of the commencement of Mr. Glynn's employment with the Company; provided, that Mr. Glynn remain an employee of the Company at the time such shares are released. Does not include options to purchase 100,000 shares of Common Stock which have not vested.

(4) Does not include options to purchase 100,000 shares of Common Stock granted to Mr. Iorillo pursuant to his employment agreement, and which have not vested. Mr. Iorillo is a director and the Chief Financial Officer of the Company.

(5) Includes the indirect ownership of the shares owned by American Maple Leaf Financial Corporation. Mr. Panzo is an officer and director of American Maple Leaf Financial Corporation.

(6) Includes the direct ownership of 192,850 shares and the indirect ownership of 414,025 shares through Mr. Rosner's role as the sole general partner of two Delaware limited partnerships, Diversified Investment Fund, L.P. (50,000 shares) and PRE Investors, L.P. (375,000 shares).

(7) Includes direct ownership of 40,000 shares and investment control of 760,000 shares through Mr. Lauer's role as Managing Member of Lancer Management Group LLC which is the Manager of Lancer Offshore, Inc. (420,000 shares) and Lancer Voyager Fund (70,000), and Lancer Management Group, II, which is the Manager of Lancer Partners, L.P. (270,000 shares). Mr. Lauer acts as Investment Manager of each of these funds.

(*)            Less than 1%.

----------------------

MATERIAL VOTING ARRANGEMENTS

Voting Rights of Series B Shares

               For so long as the Company continues to satisfy certain performance criteria (the "Voting Rights Performance Criteria") and until the third anniversary of the Merger, the holders of Series B Shares are entitled to vote in the election of directors by casting as many votes in total as equates to the total number of shares that may be cast in the election of directors by the holders of Common Stock, plus one; provided that the holders of the Series B Shares may only elect a majority of the Board of Directors by voting for their own nominees. The holders of the Series B Shares will also be entitled to vote as a class on all matters brought to a vote of stockholders. The Company shall remain in compliance with the Voting Rights Performance Criteria so long as for the first three years following the year of the Merger, its annual audited financial statements reflect earnings per share of $.05, $.10, and $.15, respectively. Failure to meet the Voting Rights Performance Criteria in any of the first three years after the closing of the Merger results in the termination of such rights.

Voting Trust

               In conjunction with the Merger, certain historic stockholders of the Company placed in a voting trust (the "Voting Trust") 1.5 million shares of Common Stock with voting rights as to such shares vested in the holders of the Series B Shares, including Messrs. Leadbeater and Olson. The Voting Trust shall remain in effect until the earlier of: (i) the end of the 18th month following the Merger; or (ii) such earlier date when all of its shares have either been released to its beneficial owners or allocated in satisfaction of the purchase price in the Merger. For every three month period during the term of the Voting Trust in which no shares are issued in satisfaction of the purchase price, 250,000 shares may be released to such historic stockholders of the Company from the Voting Trust.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EMPLOYMENT ARRANGEMENTS

               The Company has employment agreements with Messrs. Leadbeater, Olson, Glynn and Iorillo. The terms of Mr. Glynn's agreement include the grant of options to purchase 100,000 shares of Common Stock which have not vested and the grant of 200,000 shares of Common Stock which have not vested. The terms of Mr. Iorillo's agreement includes the grant of options to purchase 100,000 shares of Common Stock which have not vested. See "ITEM 10. EMPLOYMENT ARRANGEMENTS."

CONSULTING SERVICES

               Mr. Rosner received $100,000 during the fiscal year ended December 31, 1997 in consideration for the provision of the Company's executive offices prior to the Merger, reimbursement of certain expenses on behalf of the Company and for consulting services by Mr. Rosner in connection with the financial and administrative reorganization of the Company.

SALE OF COMMON STOCK

               During November 1997, the Company sold shares of Common Stock in a private placement transaction at a purchase price of $.10 per share which generated net proceeds in excess of $300,000. In such private placement transaction, Mr. Rosner purchased 190,000 shares at a purchase price of $19,000. In addition, two Delaware limited partnerships, of which Mr. Rosner is the sole general partner, purchased in the aggregate 691,692 shares of Common Stock at a purchase price of $69,169. See "ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

                                     PART IV

ITEM 13.       FINANCIAL STATEMENTS AND EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this Report:

     1.   Financial Statements filed as part of this Report:                Page

Report of Deloitte & Touche LLP..............................................F-1

Report of Pearce, Gray & Rudd................................................F-2

  Consolidated Balance Sheets  December 31, 1997 and 1996....................F-3

  Consolidated Statements of Operations Years
    Ended December 31, 1997 and 1996.........................................F-4

  Consolidated Statements of Stockholders' Equity
    Years Ended December 31, 1997 and 1996...................................F-5

  Consolidated Statements of Cash Flows Years
    Ended December 31, 1997 and 1996.........................................F-6

  Notes to Financial Statements..............................................F-7


(b)  The following Exhibits are filed as part of this Report:

Exhibit No.                 Description                                      Method of Filing
-----------                 -----------                                      ----------------
     2.1       Agreement and Plan of Merger dated                      Incorporated by reference to
               November 5, 1997 by and among Pacific Rim               Exhibit 2.1 to Registrant's
               Entertainment, Inc., PR Acquisition Corp.               Current Report on Form 8-K
               and Osage Computer Group, Inc.                          dated December 22, 1997 (the
                                                                       "December 22, 1997 Form 8-
                                                                       K")

     2.2       First Amendment to Agreement and Plan of                Incorporated by reference to
               Merger dated December 19, 1997                          Exhibit 2.2 to the December
                                                                       22, 1997 Form 8-K

     2.3       Certificate of Merger of Osage Computer                 Incorporated by reference to
               Group, Inc. into PR Acquisition Corp. (a                Exhibit 2.3 to the December
               wholly-owned subsidiary of Pacific Rim                  22, 1997 Form 8-K

               Entertainment, Inc.)

     2.4       Agreement and Plan of Merger dated                      Incorporated by reference to
               February 27, 1998 by and among Pacific Rim              Exhibit 2.4 to Registrant's
               Entertainment, Inc., Solsource Acquisition              Current Report on Form 8-K
               Corp. and Solsource Computers, Inc.                     dated March 27, 1998 (the
                                                                       "March 27, 1998 Form 8-K").

     2.5       Agreement and Plan of Merger dated                      Incorporated by reference to
               February 27, 1998 by and among Pacific Rim              Exhibit 2.5 to the March 27,
               Entertainment, Inc., Jones Acquisition Corp.            1998 Form 8-K.
               and H.V. Jones, Inc.

     2.6       Amendment to the Agreement and Plan of                  Incorporated by reference to
               Merger dated March 17, 1998 by and among                Exhibit 2.6 to the March 27,
               Osage Systems Group, Inc., Jones                        1998 Form 8-K.
               Acquisition Corp. and H.V. Jones, Inc.

     2.7       Certificate of Merger of Solsource                      Incorporated by reference to
               Computers, Inc. into Solsource Acquisition              Exhibit 2.7 to the March 27,
               Corp.                                                   1998 Form 8-K.

     2.8       Certificate of Merger of H.V. Jones, Inc. into          Incorporated by reference to
               Jones Acquisition Corp.                                 Exhibit 2.8 to the March 27,
                                                                       1998 Form 8-K.

     3.1       Certificate of Incorporation                            Incorporated by reference to
                                                                       Exhibit 3.1 to Amendment No.
                                                                       1 to the Registrant's
                                                                       Registration Statement on
                                                                       Form S-1 (Reg. No. 33-69380)
                                                                       filed November 2, 1993
                                                                       ("Amendment No. 1 to Form
                                                                       S-1")

     3.2       Certificate of Designation, Preferences and             Exhibit 3.1 to Registrant's
               Rights of Class A Non-Voting Convertible                Current Report on Form 8-K
               Preferred Stock                                         dated March 11, 1998 (the
                                                                       "March 11, 1998 Form 8-K")

     3.3       Certificate of Amendment of Certificate of              Incorporated by reference to
               Designation, Preferences and Rights of Class            Exhibit 3.2 to the March 11,
               A Non-Voting Convertible Preferred Stock                1998 Form 8-K

     3.4       Certificate of Restoration and Revival of               Incorporated by reference to

               Certificate of Incorporation                            Exhibit 3.3 to the March 11,
                                                                       1998 Form 8-K

     3.5       Certificate of Amendment to the Certificate             Incorporated by reference to
               of Incorporation dated November 21, 1997                Exhibit 3.4 to the March 11,
                                                                       1998 Form 8-K

     3.6       Certificate of Designation, Preferences and             Incorporated by reference to
               Rights of Series A $3.00 Convertible                    Exhibit 3.3 to the December
               Preferred Stock                                         22, 1997 Form 8-K

     3.7       Certificate of Designation, Preferences and             Incorporated by reference to
               Rights of Series B $3.00 Convertible                    Exhibit 3.4 to the December
               Preferred Stock                                         22, 1997 Form 8-K

     3.8       Certificate of Designation, Preferences and             Incorporated by reference to
               Rights of Series C Convertible Preferred                Exhibit 3.8 to the March 27,
               Stock                                                   1998 Form 8-K

     3.9       Bylaws                                                  Incorporated by reference to
                                                                       Exhibit 3.2 to Amendment No.
                                                                       1 to Form S-1

     4.1       Form of Common Stock Certificate                        Incorporated by reference to
                                                                       Exhibit 4.1 to Amendment No.
                                                                       1 to Form S-1

     4.2       Form of Warrant                                         Incorporated by reference to
                                                                       Exhibit 1.2 to Amendment No.
                                                                       1 to Form S-1

     4.3       Form of Warrant Certificate                             Incorporated by reference to
                                                                       Exhibit 4.2 to Amendment No.
                                                                       1 to Form S-1

     4.4       Form of 8% Senior Secured Note                          Incorporated by reference to
                                                                       Exhibit 4 to the Registrant's
                                                                       Quarterly Report on Form 10-
                                                                       QSB for the period ended June
                                                                       30, 1997

     4.5       Specimen of Series A $3.00 Convertible                  Incorporated by reference to
               Preferred Stock                                         Exhibit 4.1 to the December
                                                                       22, 1997 Form 8-K

     4.6       Specimen of Series B $3.00 Convertible                  Incorporated by reference to
               Preferred Stock                                         Exhibit 4.2 to the December
                                                                       22, 1997 Form 8-K

     4.7       Specimen of Series C Convertible Preferred              Incorporated by reference to
               Stock                                                   Exhibit 4.7 to the March 27,
                                                                       1997 Form 8-K

     9.1       Form of Voting Trust Agreement                          Incorporated by reference to
                                                                       Exhibit 9.1 to the December
                                                                       22, 1997 Form 8-K

    10.1       1993 Stock Option Plan                                  Incorporated by reference to
                                                                       Exhibit 10.4 to the Registration
                                                                       Statement on Form S-1 (Reg.
                                                                       No. 33-69380) filed September
                                                                       24, 1993 ("Form S-1")

    10.2       1993 Outside Director Stock Option Plan                 Incorporated by reference to
                                                                       Exhibit 10.5 to Form S-1

    10.3       Form of Stock Option                                    Incorporated by reference to
                                                                       Exhibit 10.1 to December 22,
                                                                       1997 Form 8-K

    10.4       Form of Employment Agreement of Jack                    Incorporated by reference to
               Leadbeater                                              Exhibit 10.2 to December 22,
                                                                       1997 Form 8-K

    10.5       Form of Employment Agreement of David                   Incorporated by reference to
               Olson                                                   Exhibit 10.3 to December 22,
                                                                       1997 Form 8-K

    10.6       Form of Employment Agreement of Michael                 Incorporated by reference to
               Glynn                                                   Exhibit 10.4 to December 22,
                                                                       1997 Form 8-K

    10.7       Option to Purchase 100,000 Shares Granted               Incorporated by reference to
               to Michael Glynn                                        Exhibit 10.5 to December 22,
                                                                       1997 Form 8-K

    10.8       Confidential Private Placement Memorandum               Incorporated by reference to
               dated November 24, 1997 relating to the offer           Exhibit 10.6 to December 22,
               and sale of $3,660,000 of Series A Preferred            1997 Form 8-K
               Stock

    10.9       Supplement No. 1 to Confidential Private                Incorporated by reference to
               Placement Memorandum dated November 24,                 Exhibit 10.7 to December 22,
               1997 relating to the offer and sale of                  1997 Form 8-K
               $3,660,000 of Series A Preferred Stock

   10.10       Form of Employment Agreement with John                  Incorporated by reference to
               Iorillo                                                 Exhibit 10.10 of the March 27,
                                                                       1998 Form 8-K

   10.11       Employment Agreement of Daniel J. Vahalla               Incorporated by reference to
                                                                       Exhibit 10.11 of the March 27,
                                                                       1998 Form 8-K

   10.12       Employment Agreement Hugh V. Jones                      Incorporated by reference to
                                                                       Exhibit 10.12 of the March 27,
                                                                       1998 Form 8-K

   10.13       Registration Rights Agreement by and among              Incorporated by reference to
               Pacific Rim Entertainment, Inc. and the Trust           Exhibit 10.13 of the March 27,
               of Daniel J. and Mary G. Vahalla, Gary                  1998 Form 8-K
               Gwin, Maureen Gaare and Daniel Grube

   10.14       Registration Rights Agreement by and                    Incorporated by reference to
               between Pacific Rim Entertainment, Inc. and             Exhibit 10.14 of the March 27,
               Hugh V. Jones                                           1998 Form 8-K

      21       Subsidiaries of the Registrant                          Filed herewith

      27       Financial Data Schedule                                 Filed herewith

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10-KSB, and has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1998.

                                        OSAGE SYSTEMS GROUP, INC.


                                        By: /s/ Jack R. Leadbeater
                                            ---------------------------------
                                            Jack R. Leadbeater
                                            Chairman of the Board and Chief
                                            Executive Officer


                                        By  /s/ John Iorillo
                                            ---------------------------------
                                            John Iorillo
                                            Chief Financial Officer/Principal
                                            Accounting Officer and Director


               Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in the capacity and on the dates indicated.

Signature                    Title                            Date
---------                    -----                            ----
/s/ Jack R. Leadbeater       Chairman, Chief Executive        March 30, 1998
-----------------------      Officer and
Jack R. Leadbeater           Director

/s/ David S. Olson           President, Chief Operating       March 30, 1998
-----------------------      Officer and
David S. Olson               Director

/s/ Michael G. Glynn         Executive Vice President         March 30, 1998
-----------------------      and Director
Michael G. Glynn

/s/ John Iorillo             Chief Financial Officer          March 30, 1998
-----------------------      and Director
John Iorillo

/s/ Andrew P. Panzo          Director                         March 30, 1998
-----------------------
Andrew P. Panzo

INDEPENDENT AUDITORS' REPORT


Shareholders
Osage Systems Group, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of Osage Systems Group, Inc. (formerly Osage Computer Group, Inc.) (the "Company") as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1997 consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
Phoenix, Arizona

February 20, 1998, except for certain information in Note 1 to the consolidated financial statements, as to which the date is March 10, 1998, and certain information in Note 10 to the consolidated financial statements, as to which the date is March 17, 1998

                          INDEPENDENT AUDITOR'S REPORT

     To the Shareholders of
          Osage Computer Group, Inc.

     We have audited the balance sheets of Osage Computer Group, Inc. as of December 31, 1996 and 1995 and the statements of income, retained earnings and changes in financial position for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

     In our opinion, the statements of income, changes in financial position and retained earnings for the years ended December 31, 1996 and 1995 are presented in accordance with generally accepted accounting principles applied on a consistent basis. Further, in our opinion, the balance sheet presents fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995 in accordance with generally accepted accounting principles.



     PEARCE, GRAY & RUDD

     Mesa, Arizona
     March 24, 1997

OSAGE SYSTEMS GROUP, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996



ASSETS                                                                         1997               1996
                                                                           -----------        -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                $ 2,576,323        $       564
  Accounts receivable - net of allowance for doubtful accounts of
    $15,000 in 1997                                                          1,974,496          1,939,347
  Inventories                                                                    6,672              2,190
  Prepaid expenses and other current assets                                     25,728             45,534
  Deferred income taxes (Note 8)                                               210,000
                                                                           -----------        -----------
           Total current assets                                              4,793,219          1,987,635
FURNITURE AND EQUIPMENT - Net (Note 3)                                          86,881             81,586
OTHER ASSETS                                                                                       27,000
                                                                           -----------        -----------
TOTAL                                                                      $ 4,880,100        $ 2,096,221
                                                                           ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                         $ 1,948,802        $ 1,639,682
  Accrued expenses                                                             507,395             82,067
  Deferred income taxes (Note 8)                                                                   55,000
  Income taxes payable (Note 8)                                                262,182
                                                                           -----------        -----------
           Total current liabilities                                         2,718,379          1,776,749
                                                                           -----------        -----------
DUE TO FORMER PARENT COMPANY (Note 4)                                                             154,263
                                                                           -----------        -----------
COMMITMENTS AND CONTINGENCIES (Notes 2, 5 and 6)

STOCKHOLDERS' EQUITY (Notes 2, 9 and 10):
  Series A Preferred, $100 stated value - authorized,
    issued and outstanding, 122 shares; total liquidation preference,
    $3,660,000                                                                  12,200
  Series B Preferred, $100 stated value - authorized, issued and
    outstanding, 50 shares; total liquidation preference, $1,500,000             5,000
  Common stock, $.01 par value - authorized, 10,000,000 shares;
    issued and outstanding, 4,820,000 shares                                    48,200             48,200
  Additional paid-in capital                                                 2,772,246
  (Deficit) retained earnings                                                 (675,925)           117,009
                                                                           -----------        -----------

           Total stockholders' equity                                        2,161,721            165,209
                                                                           -----------        -----------
TOTAL                                                                      $ 4,880,100        $ 2,096,221
                                                                           ===========        ===========



See notes to consolidated financial statements.

OSAGE SYSTEMS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                        1997               1996
                                                    ------------        ------------
NET SALES                                           $ 14,191,203        $  9,908,379

COST OF SALES                                         11,670,066           7,694,775
                                                    ------------        ------------

          Gross profit                                 2,521,137           2,213,604

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           2,807,340           2,142,974
                                                    ------------        ------------

OPERATING (LOSS) INCOME                                 (286,203)             70,630

INTEREST EXPENSE - Net                                    (9,731)            (26,230)
                                                    ------------        ------------

(LOSS) INCOME BEFORE (BENEFIT) PROVISION
  FOR INCOME TAXES                                      (295,934)             44,400

(BENEFIT) PROVISION FOR INCOME TAXES (Note 8)             (3,000)              9,464
                                                    ------------        ------------

NET (LOSS) INCOME                                   $   (292,934)       $     34,936
                                                    ============        ============

(LOSS) INCOME PER COMMON SHARE -
  BASIC AND DILUTED (Note 1)                        $      (0.06)       $       0.01
                                                    ============        ============

WEIGHTED AVERAGE SHARES OUTSTANDING
  (Note 1)                                             4,820,000           4,868,200
                                                    ============        ============


See notes to consolidated financial statements.

OSAGE SYSTEMS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                           SERIES A          SERIES B
                                      COMMON STOCK      PREFERRED STOCK   PREFERRED STOCK   ADDITIONAL    RETAINED       TOTAL
                                    ----------------    ---------------   ---------------    PAID-IN      EARNINGS    STOCKHOLDERS'
                                    SHARES    AMOUNT    SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL      (DEFICIT)      EQUITY
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1996          4,916,400   $48,200                                                     $  83,027     $   131,227
  Purchase and retirement of
    treasury shares ...........     (96,400)                                                                   (954)           (954)
  Net income ..................                                                                              34,936          34,936
                                  ---------   -------    -----   -------   ------   ------   ----------   ---------     -----------
BALANCE, DECEMBER 31, 1996        4,820,000    48,200                                                       117,009         165,209
  Acquisition of Pacific Rim
    Entertainment, Inc.
    (Note 1) ..................                                              50     $5,000   $ (715,554)   (500,000)     (1,210,554)
  Private placement offering
    (Note 1) ..................                           122    $12,200                      3,487,800                   3,500,000
  Net loss ....................                                                                            (292,934)       (292,934)
                                  ---------   -------    -----   -------   ------   ------   ----------   ---------     -----------
BALANCE, DECEMBER 31, 1997        4,820,000   $48,200     122    $12,200     50     $5,000   $2,772,246   $(675,925)    $ 2,161,721
                                  =========   =======    =====   =======   ======   ======   ==========   =========     ===========

See notes to consolidated financial statements.

OSAGE SYSTEMS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                          1997              1996
                                                                      -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                   $  (292,934)       $    34,936
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
      Depreciation                                                         31,546             48,527
      Stock-based compensation                                            300,000
      Loss on disposal of assets                                            1,859
      Loss on disposal of investments                                      50,000
      Deferred income taxes                                              (265,000)             9,464
      Changes in operating assets and liabilities:
        Accounts receivable                                               (35,149)          (587,678)
        Inventories                                                        (4,482)             1,976
        Prepaid expenses and other assets                                  21,806              1,316
        Accounts payable                                                  309,120            667,663
        Accrued expenses                                                  125,328            (33,422)
        Income taxes payable                                              262,182
                                                                      -----------        -----------
           Net cash provided by operating activities                      504,276            142,782
                                                                      -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                    (38,700)           (32,138)
  Investments                                                             (25,000)           (25,000)
                                                                      -----------        -----------
           Net cash used in investing activities                          (63,700)           (57,138)
                                                                      -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to Osage stockholders                                     (500,000)
  Repayment of bridge indebtedness                                       (450,000)
  Net proceeds from sale of Series A Preferred shares                   3,500,000
  Principal payments on bank line of credit                                                 (110,000)
  Repayment of note payable due to former parent company                 (154,263)
  Purchase of treasury stock                                             (212,500)              (954)
  Acquisition costs                                                       (48,054)
                                                                      -----------        -----------
            Net cash provided by (used in) financing activities         2,135,183           (110,954)
                                                                      -----------        -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                      2,575,759            (25,310)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                           564             25,874
                                                                      -----------        -----------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                         $ 2,576,323        $       564
                                                                      ===========        ===========


See notes to consolidated financial statements.

OSAGE SYSTEMS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND 1996



1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF BUSINESS - Osage Systems Group, Inc. (the "Company") through its wholly-owned subsidiary, Osage Computer Group, Inc. ("Osage"), provides network computer solutions through a broad range of information technology services primarily in the state of Arizona. Such services are intended to transform discrete hardware and software components into integrated systems and provide solutions to complex information technology problems.

      The Company has entered into a contract with a major supplier of computer hardware and software to act as its exclusive value-added reseller in Arizona. Purchases and sales under the value-added reseller contract account for the majority of the Company's sales and costs of sales. The term of the contract is one year and expires in May 1998.

      On November 11, 1997, the former parent of Osage, Sun Up Enterprises, Inc. ("Sun Up") was merged into Osage. In conjunction with such merger, Sun Up's separate corporate existence ceased.

      On December 22, 1997, the Company acquired Osage pursuant to the terms of a Merger Agreement dated November 5, 1997 (the "Merger Agreement") with Pacific Rim Entertainment, Inc., a publicly-traded company. Upon the closing of the merger, through a wholly-owned subsidiary, the Company acquired 100 percent of the outstanding capital stock of Osage in exchange for consideration paid to the former stockholders of Osage (the "Osage Stockholders") consisting of: (i) $500,000 in cash; (ii) 900,000 newly-issued shares of common stock (subject to upward adjustment in the event the trading price of the Company's common stock is below $2.00 per share during an 18-month period following the merger); (iii) 200,000 newly-issued shares of common stock; (iv) 50 shares of Series B $3.00 convertible preferred stock (the "Series B Shares"), which are convertible into 500,000 shares of common stock (subject to upward adjustment provided that certain performance criteria are achieved subsequent to the merger); and (v) options with a term of six years that permit the purchase of 800,000 shares of common stock, at an exercise price equal to $3.00 per share. The options vest upon certain performance criteria set forth in the Merger Agreement (Note 9).

      Of the shares of common stock issued to the Osage Stockholders in the merger are 900,000 shares subject to an upward adjustment to the extent that during any of the six consecutive three-month periods following the effectiveness of a registration statement, the quarterly value of the Company's common stock, as to 150,000 shares during each such applicable three-month period, is below $2.00. The quarterly value shall be derived from a combination of (1) sales of shares of the Company's common stock by the Osage Stockholders in open market transactions, upon which value shall be measured by the average per share sales price, or (2) to the extent that open market sales have not generated sales proceeds to the Osage Stockholders of at least $300,000 (based upon the sale of 150,000 shares), then the remaining value shall be measured based on the average of the closing bid and ask prices of the Company's common stock on the principal exchange, automated quotation system of over-the-counter market for the 15 trading days before the last trading day in each such respective three-month period. To the extent that a sale or deemed sale of 150,000 shares yields for the Osage Stockholders less than $300,000 during any such applicable three-month period, then, and in that event, the Company would be required to issue to the Osage Stockholders such number of additional shares of common stock as would provide them with a yield of $300,000 on the sale or deemed sale of common stock during the applicable three-month period.

      Contemporaneous with the merger, the Company completed a private placement offering to accredited investors (the "Offering") of $3,660,000, consisting of 122 shares of Series A $3.00 convertible preferred stock (the "Series A Shares"). Part of the proceeds was used by the Company to:
      (i) retire approximately $450,000 of debt; (ii) pay the $500,000 cash component of the merger consideration to the Osage Stockholders; and (iii) pay $160,000 of related fees for such offering. The remainder of the proceeds is expected to be used to finance the Company's strategic acquisition strategy.

      On March 10, 1998, the Company changed its name to Osage Systems
      Group, Inc.

      For accounting purposes, the merger is considered a reverse acquisition with Osage being the accounting acquirer and Pacific Rim Entertainment, Inc. being the legal acquirer. Accordingly, because the Osage Stockholders retained voting and operating control of the combined entity, the merger consideration was allocated to the net assets of the Company followed by a recapitalization of Osage. All historical share and per share amounts have been restated to retroactively reflect the reverse acquisition. The pro forma results of operations for the year ended December 31, 1997, assuming the acquisition was made at the beginning of the year, would have been as follows:


      Net sales                                             $ 14,191,203
      Cost of sales                                           11,670,066
                                                            ------------
      Gross margin                                             2,521,137
      Selling, general and administrative expenses             3,965,444
                                                            ------------
      Loss from operations                                    (1,444,307)
      Interest expense                                            (9,731)
      Benefit for income taxes                                     3,000
                                                            ------------
      Net loss                                              $ (1,451,038)
                                                            ============
      Net loss per share                                          $ 0.30
                                                            ============




      SIGNIFICANT ACCOUNTING POLICIES are as follows:

      BASIS OF CONSOLIDATION - The accompanying financial statements include the accounts of the Company and Osage. All significant intercompany accounts and transactions are eliminated in consolidation.

      CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      REVENUE RECOGNITION - The Company recognizes sales of products when the products are shipped and services and support revenue is recognized when the applicable services are rendered. Preventative maintenance contracts sold to customers are provided by an unrelated company. Upon sale of a preventative maintenance contract, the Company recognizes the sale and related cost in its statement of operations.

      INVENTORIES are recorded at the lower of cost (first-in, first-out) or market.

      FURNITURE AND EQUIPMENT are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives range from three to seven years.

        INCOME TAXES - The Company accounts for income taxes using the asset and liability approach, which can result in recording tax provisions or benefits in periods different than the periods in which such taxes are paid or benefits realized. Deferred income taxes are recorded for the difference between the book and tax basis of various assets and liabilities which can provide for current recognition of expected tax benefits from temporary differences that will result in deductible amounts in future years.

        NET INCOME (LOSS) PER COMMON SHARE - The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. Income (loss) per share data in 1996 has been restated to reflect the adoption of SFAS No. 128.

        Net income (loss) per common share is computed by dividing net income
        (loss) by the weighted average number of common shares outstanding during the year after giving effect to stock options and the conversion of preferred shares considered to be dilutive. Because the Company incurred a loss for the year ended December 31, 1997, the effects of the potential dilutive securities discussed in Notes 1, 2 and 10 are not included in the calculations.

        FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of accounts receivable, accounts payable and accrued expenses approximates the carrying value due to the short-term nature of these instruments.

        USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"), which is effective for financial statements for periods beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company does not believe the adoption of SFAS 130 will have a material impact on its financial statement presentation or related disclosures.

        In June 1997, the FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997 and establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company operates in one business segment and does not believe that SFAS 131 will require additional disclosures when adopted.

        RECLASSIFICATIONS - Certain reclassifications have been made to the 1996 balances to conform with the classifications used in 1997.

2.  CAPITAL STOCK

    The Company's capital stock consists of common stock, Series A Preferred and Series B Preferred. The Series A Preferred shares have no voting rights, do not share in dividends, are each convertible at any time into 10,000 shares of voting common stock, and beginning June 22, 1998, six months from issuance, are redeemable by the Company at its discretion at $3.00 per share. The Series A Preferred shares are redeemable by the Company provided
    (1) the average of the closing bid and ask prices of the Company's common stock has exceeded $5.00 per share for the 20 trading days preceding the date notice of redemption is given to the holders of the Series A Preferred shares, (2) the shares of the common stock issued or issuable upon conversion of the Series A Preferred shares are subject to an effective registration statement, and (3) the placement agent of the offering shall have waived any restrictions upon the resale of such shares.

    The Series B Preferred shares participate in common stock dividends on an "if converted" basis. The shares are each convertible into 10,000 common shares, which is subject to adjustment, provided that the Company, during each of the fiscal quarters in the first, second and third years subsequent to the merger between the Company and Pacific Rim Entertainment, achieves earnings per share as reflected within its quarterly financial statements as filed with the Securities and Exchange Commission of $.0125, $.025 and $.0375, respectively. If so adjusted, the conversion rate shall be the lower of (i) $3.00 per share of common stock (10,000 shares each) or (ii) the average of the closing bid and ask prices of the common stock for the 15 days prior to the conversion.

    The holders of the Series B Preferred shares are entitled to a number of votes, in total, that equal the total number of common stock votes, plus one vote, in all elections of directors, such that the majority of the directors are elected by the Series B stockholders. On all matters brought to a vote of stockholders, the Series B stockholders are entitled to vote as a class. These special voting rights terminate upon the earlier of (i) the first date upon which the Company does not meet certain defined performance criteria or
    (ii) the third anniversary of the closing date of the Merger Agreement.

3.  FURNITURE AND EQUIPMENT

    Furniture and equipment at December 31 consists of the following:


                                               1997            1996
                                             --------        --------
    Computer hardware                       $ 179,747       $ 150,220
    Furniture and fixtures                     12,795          11,230
    Computer software                          12,868          12,273
                                             --------        --------
    Total                                     205,410         173,723
    Less accumulated depreciation             118,529          92,137
                                             --------        --------
    Furniture and equipment - net            $ 86,881        $ 81,586
                                             ========        ========


4.  DUE TO FORMER PARENT COMPANY

    The note payable due to the former parent company of Osage outstanding at December 31, 1996 was repaid during 1997.

      5.    SIGNIFICANT CUSTOMERS

      Sales to significant customers as a percentage of net sales for the years ended December 31 are as follows:


                                             1997         1996
                                            ------       ------
      Customer A                             64.8 %       43.9 %
      Customer B                              1.6 %       11.3 %
      Customer C                              4.8 %       10.4 %


      6.    COMMITMENTS

      The Company leases office space under noncancelable operating leases which expire through 2002. Future minimum lease payments under noncancelable operating leases at December 31, 1997 are approximately as follows:



      1998                                         $ 148,000
      1999                                           103,000
      2000                                            12,000
      2001                                            12,000
      2002                                             6,000
                                                   ---------
      Total                                        $ 281,000
                                                   =========


      Total rent expense was $81,983 and $59,144, net of rent income from a month-to-month sublease of $23,683 and $0 for the years ended December 31, 1997 and 1996, respectively.

      7.    EMPLOYEE BENEFIT PLAN

      The Company has a qualified contributory 401(k) plan that covers all employees who have attained the age of 21 and completed six months of service. Each participant may elect to contribute up to 15 percent of his or her gross compensation up to the maximum amount allowed by the Internal Revenue Service. The Company can make discretionary matching contributions. No matching contributions have been made under the plan.

      8.    INCOME TAXES

      The deferred income tax asset (liability) at December 31, 1997 and 1996 is comprised of the following:


                                                                       1997            1996
                                                                     ---------       ---------
      Use of cash basis of accounting for income tax purposes        $  85,000       $ (55,000)
      Allowance for doubtful accounts                                    6,000
      Deferred stock-based compensation                                119,000
                                                                      ---------       ---------
      Net current assets (liabilities)                               $ 210,000       $ (55,000)
                                                                      =========       =========

      The income tax (benefit) provision consists of the following for the years ended December 31:

                                               1997           1996
                                             ---------      -------
      Current:
        Federal                              $ 207,000
        State                                   55,000

      Deferred:
        Federal                               (228,000)     $ 9,464
        State                                  (37,000)
                                             ---------      -------
      Income tax (benefit) provision         $  (3,000)     $ 9,464
                                             =========      =======

      Reconciliation of the statutory federal income tax rate to the Company's effective income tax rate for the years ended December 31 is as follows:

                                                                              1997         1996
                                                                              ----         ----
      Federal statutory rate                                                 (34.0)%        34.0%
      Nondeductible meals, entertainment and insurance                         5.2 %
      Nondeductible write-off of investment                                    6.7 %
      State income taxes                                                      (5.5)%        6.3 %
      Overall effect of graduated federal rates                               26.6 %      (19.0)%
                                                                              ----         ----
      Effective income tax rate                                               (1.0)%       21.3 %
                                                                              ====         ====


      9.    STOCK OPTIONS AND STOCK COMPENSATION

      During 1993, the Company adopted the 1993 Stock Option Plan. The plan provides for the issuance of both incentive stock options as well as nonqualified options to be issued to consultants and others. The Company has reserved 100,000 shares of common stock for issuance under this plan. No options have been granted under this plan since inception.

      Also in 1993, the Company adopted the Outside Directors Stock Option Plan pursuant to which options to purchase an aggregate of 2,500 shares of common stock have been authorized on an annual basis to each outside director who has served during the immediately preceding year. No options have been granted under this plan since inception.

      At December 31, 1997, the Company had 1,000,000 options outstanding to purchase shares of common stock. Of these options, 800,000 were granted in connection with the Merger Agreement as discussed in Note 1. The options are subject to an exercise price equal to the lower of $3.00 per share or the average of the closing bid and ask prices of shares of the Company's common stock on the principal exchange, automated quotation system or over-the-counter market for the 15 trading days prior to the date upon which any segment of the options vest. The options will vest in the following manner:

      (i) 50 percent of the options will vest once the Company's annual earnings equal or exceed $.20 per share provided the holder of such options remains continuously employed by the Company;

      (ii) 100 percent of the options will vest once the Company's annual earnings equal or exceed $.30 per share provided the holder of such options remains continuously employed by the Company.

      The options granted in conjunction with the Merger Agreement expire December 19, 2003.

      An additional 100,000 options are subject to the same exercise price and vesting criteria as the options granted within the Merger Agreement. Of the remaining 100,000 options, which have an exercise price of $3.00 per share, 57,500 were exercisable at the grant date and 42,500 are exercisable at the rate of 50 percent on each of the first two anniversaries of the grant date and expire on the third anniversary of the grant date.

      Subsequent to December 31, 1997, 100,000 options to purchase shares of common stock at an exercise price of $5.00 per share were granted. The options shall vest upon the earlier of:

      (i) January 1, 2001, provided the holder of such options remains continuously employed by the Company;

      (ii) 50 percent of the options, however, shall vest earlier than January 1, 2001, provided that at such earlier date the Company's annual earnings equal or exceed $.20 per share provided the holder of such options remains continuously employed by the Company;

      (iii)100 percent of the options, however, shall vest earlier than January 1, 2001, provided that at such earlier date the Company's annual earnings equal or exceed $.30 per share provided the holder of such options remains continuously employed by the Company.

      The options granted expire January 1, 2002.

      The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock options. The 800,000 options granted in conjunction with the Merger Agreement and the 100,000 options granted subject to the same exercise period and vesting criteria as the options granted within the Merger Agreement are considered variable options, as defined by the provisions of APB No. 25 and related interpretations. The Company will start recognizing compensation expense on variable arrangements when the future events become probable of occurring. The accrual of compensation expense under the variable arrangement has not commenced, as it is unlikely that the award will be earned in the near future due to the loss incurred in 1997. No compensation expense has been recognized in the accompanying consolidated statement of operations for the year ended December 31, 1997 as the remaining options granted are considered fixed options and were granted at market value, as defined by the provisions of APB No. 25 and related interpretations. The Company has determined that the pro forma effects of recognizing compensation cost in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, would not be materially different than the actual net loss and loss per common share included in the consolidated statements of operations.

      The Company has an employment contract with one of its executives that grants the employee 200,000 shares of the Company's common stock, 100,000 shares of which vest at the end of the employee's first anniversary with the remaining 100,000 shares vesting at the end of the employee's second anniversary. In connection with the employment contract, if the employee is terminated prior to the one-year anniversary, 100,000 shares shall be released to the employee. Accordingly, the Company has recorded $300,000 (value assigned to 100,000 shares) of compensation expense in the accompanying 1997 consolidated statement of operations. The remaining $300,000 of compensation expense will be recorded in 1998.

10.   SUBSEQUENT EVENTS

      On February 10, 1998, the Company completed a private placement offering of 600,000 shares of common stock to accredited investors for $2,100,000. The net proceeds of $1,974,000 will be used for working capital purposes and to finance the Company's strategic acquisition strategy. In connection with the private placement, 200,000 warrants to purchase common stock of the Company at $3.50 per share were granted to the broker.

      On March 17, 1998, the Company closed two separate transactions to acquire a California corporation and a Texas corporation. Both companies operate in the same industry as the Company. Under the terms of the merger with the California company, the Company paid $200,000 and issued $900,000 of the Company's common stock (value at $6 a share) to the seller. Under the terms of the merger with the Texas corporation, the Company paid $395,000 and issued $1,580,000 of the Company's convertible preferred stock to the seller.

                                   * * * * * *

                                  EXHIBIT INDEX

Exhibit
Number
(Referenced
to Item 601
of Reg. S-K)


    21          Subsidiaries of the Registrant