Form 10-Q
period 1998-03-31
OSAGE SYSTEMS GROUP INC
filed 1998-05-15
CIK 898802

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                            OSAGE SYSTEMS GROUP, INC.
             (Exact name of registrant as specified in its charter)

      DELAWARE                        0-22808                    95-4374983
(State of Incorporation)        (Commission File No.)          (IRS Employer
                                                             Identification No.)

                            1661 EAST CAMELBACK ROAD
                                    SUITE 245
                             PHOENIX, ARIZONA 85016
                     (Address of principal executive office)

                                 (602) 274-1299
              (Registrant's telephone number, including area code)

Check whether the Registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  (1)       Yes         X       No
                                    ---------          ---------
                  (2)       Yes         X       No
                                    ---------          ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's sole class of common stock, as of May 8, 1998 was 5,903,334 shares.

Transitional Small Business Disclosure Format:

                            Yes                 No         X
                                    ---------          ---------

                            OSAGE SYSTEMS GROUP, INC.

                                      INDEX

                                                                                                    Page
                                                                                                    ----
PART I             FINANCIAL INFORMATION*

       Item 1.     Financial Statements

                   Condensed Consolidated Balance Sheets at March 31, 1998 (unaudited) and           1
                   December 31, 1997

                   Unaudited Condensed Consolidated Statements of Operations for the Three           2
                   Months ended March 31, 1998 and 1997

                   Unaudited Condensed Consolidated Statements of Cash Flows for the Three           3
                   Months ended March 31, 1998 and 1997

                   Notes to Unaudited Condensed Consolidated Financial Statements                    4

       Item 2.     Management's Discussion and Analysis or Plan of Operation                         7

PART II.           OTHER INFORMATION


       Item 1.     Legal Proceedings                                                                14

       Item 2.     Changes in Securities and Use of Proceeds                                        14

       Item 3.     Defaults Upon Senior Securities                                                  15

       Item 4.     Submission of Matters to a Vote of Security Holders                              15

       Item 5.     Other Information                                                                15

       Item 6.     Exhibits and Reports on Form 8-K                                                 15


* The accompanying financial information is not covered by an Independent Certified Public Accountant's Report.

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                           OSAGE SYSTEMS GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    MARCH 31, 1998
                                                                                      (UNAUDITED)    DECEMBER 31, 1997
----------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                          $  2,498,336         $  2,576,323
  Accounts receivable - net of allowance for doubtful
    accounts of $33,000 in 1998 and $15,000 in 1997                                     4,484,301            1,974,496
  Inventories                                                                             517,479                6,672
  Prepaid expenses and other current assets                                               161,605               25,728
  Deferred income taxes                                                                   425,000              210,000
                                                                                     ------------         ------------

     Total current assets                                                               8,086,721            4,793,219
                                                                                     ------------         ------------

FURNITURE AND EQUIPMENT - net                                                             292,311               86,881

GOODWILL, less accumulated amortization of $11,911                                      4,276,066

OTHER ASSETS                                                                               64,228
                                                                                     ------------         ------------

TOTAL                                                                                $ 12,719,326         $  4,880,100
                                                                                     ============         ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable under line of credit                                                 $    308,553
  Notes payable - other                                                                   206,973
  Accounts payable                                                                      4,168,228         $  1,948,802
  Accrued expenses                                                                        875,975              507,395
  Deferred revenue                                                                         20,458
  Income taxes payable                                                                    191,175              262,182
                                                                                     ------------         ------------

     Total current liabilities                                                          5,771,362            2,718,379
                                                                                     ------------         ------------

NOTES PAYABLE                                                                             296,377
                                                                                     ------------         ------------

STOCKHOLDERS'  EQUITY:
  Series A Preferred, $100 stated value - authorized,
    issued and outstanding, 122 shares; total liquidation
    preference, $3,660,000                                                                 12,200               12,200
  Series B Preferred, $100 stated value - authorized,
    issued and outstanding, 50 shares; total liquidation
    preference, $1,500,000                                                                  5,000                5,000
  Series C Preferred, $50 stated value - authorized,
    issued and outstanding, 105.3 shares; total liquidation
    preference, $1,579,500                                                                  5,265
  Common stock, $.01 par value - authorized, 10,000,000
    shares; issued and outstanding, 5,570,000 shares in
    1998 and 4,820,000 shares in 1997                                                      55,700               48,200
  Additional paid-in-capital                                                            7,335,863            2,772,246
  Retained earnings                                                                      (762,441)            (675,925)
                                                                                     ------------         ------------

     Total stockholders' equity                                                         6,651,587            2,161,721
                                                                                     ------------         ------------

TOTAL                                                                                $ 12,719,326         $  4,880,100
                                                                                     ============         ============


See notes to unaudited condensed consolidated financial statements.

                           OSAGE SYSTEMS GROUP, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             THREE MONTHS ENDED
                                                      ----------------------------------
                                                      MARCH 31, 1998      MARCH 31, 1997
                                                      --------------      --------------
NET SALES                                              $ 5,641,932         $ 2,239,778
COST OF SALES                                            4,580,010           1,745,355
                                                       -----------         -----------
  Gross profit                                           1,061,922             494,423
                                                       -----------         -----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             1,222,988             439,262
                                                       -----------         -----------
OPERATING (LOSS) INCOME                                   (161,066)             55,161

INTEREST INCOME - net                                       35,550               2,303
                                                       -----------         -----------
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES           (125,516)             57,464
BENEFIT FOR INCOME TAXES                                   (39,000)
                                                       -----------         -----------
NET (LOSS) INCOME                                      $   (86,516)        $    57,464
                                                       ===========         ===========
(LOSS) INCOME PER COMMON SHARE -
  BASIC AND DILUTED                                    $     (0.02)        $      0.01
                                                       ===========         ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                      5,342,472           5,342,472
                                                       ===========         ===========


See notes to unaudited condensed consolidated financial statements.

                           Osage Systems Group, Inc.
           Unaudited Condensed Consolidated Statements of Cash Flows

                                                                            THREE MONTHS ENDED
                                                                    ----------------------------------
                                                                    MARCH 31, 1998      MARCH 31, 1997
                                                                    --------------      --------------
OPERATING ACTIVITIES:
  Net (loss) income                                                  $   (86,516)        $    57,464
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                        29,265              12,600
     Stock-based compensation                                             75,000
     Deferred income taxes                                               (23,231)            (55,000)
  Changes in operating assets and liabilities:
    Accounts receivable                                               (1,174,742)            917,109
    Inventories                                                         (253,039)             (2,048)
    Prepaid expenses and other assets                                    (79,163)             (5,141)
    Accounts payable                                                     576,706            (816,097)
    Accrued expenses                                                      79,409              (2,619)
    Deferred revenue                                                      (4,673)
    Income taxes payable                                                 (71,007)
                                                                     -----------         -----------
       Net cash (used in) provided by operating activities              (931,991)            106,268
                                                                     -----------         -----------
INVESTING ACTIVITIES:
    Capital expenditures                                                 (74,124)               (279)
    Acquisition costs, including cash received of $40,492               (734,064)
    Investments                                                                              (25,000)
                                                                     -----------         -----------
       Net cash used in investing activities                            (808,188)            (25,279)
                                                                     -----------         -----------
FINANCING ACTIVITIES:
    Net repayments on notes payable                                     (311,808)
    Net proceeds from sale of common stock                             1,974,000
    Purchase of treasury stock                                                               (81,553)
                                                                     -----------         -----------
       Net cash provided by (used in) financing activities             1,662,192             (81,553)
                                                                     -----------         -----------

NET DECREASE IN CASH                                                     (77,987)               (564)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           2,576,323                 564
                                                                     -----------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 2,498,336         $        --
                                                                     ===========         ===========


See notes to unaudited condensed consolidated financial statements.

                      OSAGE CONDENSED SYSTEMS GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation.

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and changes in its financial position for the periods reported. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The consolidated financial statements include the accounts of Osage Systems Group, Inc. (the "Company") and its wholly-owned subsidiaries, Osage Computer Group, Inc. ("Osage"), Solsource Computers, Inc. ("Solsource"), and H.V. Jones, Inc. ("HV Jones"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior financial statements to conform to the current classifications.

         The information presented within the accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited Financial Statements for the fiscal year ended December 31, 1997 and 1996 and "Management's Discussion and Analysis or Plan of Operation" from the 1997 Annual Report on Form 10-KSB.

2.       Recent Acquisitions During Period.

         On March 17, 1998, the Company acquired Solsource pursuant to the terms of an Agreement and Plan of Merger. Upon closing, through a wholly-owned subsidiary, the Company acquired 100% of the outstanding capital stock of Solsource for merger consideration of $1.1 million; consisting of $200,000 in cash and $900,000 in newly issued common shares priced at $6.00 per share. In addition, the merger consideration included earn-out incentive shares to be issued if Solsource achieves certain performance targets.

         On March 17, 1998, the Company also completed the acquisition of HV Jones pursuant to the terms of an Agreement and Plan of Merger dated February 27, 1998. Upon closing, through a wholly-owned subsidiary, the Company acquired 100% of the outstanding capital stock of HV Jones for merger consideration of $1,975,000; consisting of $395,000 in cash and $1.58 million (105.3 shares) in Series C Convertible Preferred Stock ("Series C Shares") which converts into common stock during the next four quarters at a conversion rate equal to the lower of $6.87 or a 33% premium over the average closing price of the Company's common stock for the ten trading days prior to each date of conversion.

         The Solsource and HV Jones acquisitions were accounted for using the purchase method of accounting for business combinations. The excess of assets acquired over liabilities assumed has been allocated to goodwill and is being amortized over 15 years. Results of operations of Solsource and HV Jones have been included in the Company's statement of operations from their respective acquisition dates.

3.       Pro Forma Information.

         The following pro forma summary presents the consolidated results of operations of the Company as if the acquisitions completed during the period had occurred as of January 1, 1998 and 1997, and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future. The pro forma summary data for the three months ended March 31, 1998 and 1997 combines historical financial information of the Company, Solsource and HV Jones for the three months ended March 31, 1998 and 1997.

             PRO FORMA - THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                     1998                  1997
           Net Sales                                          $    7,141,218       $     5,888,043

           Net loss                                           $     (456,020)      $       (59,351)

           Net loss per share - basic and diluted             $        (0.09)      $         (0.01)


4.       Earnings Per Share.

         In March 1997, the FASB issued SFAS No. 128, Earnings per Share ("SFAS 128"), which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company has implemented this statement and, as required, has restated earnings per share ("EPS") for all periods presented. This new standard requires dual presentation of "basic" and "diluted" EPS on the face of the statement of operations and requires a reconciliation of the numerator and denominator of basic and diluted EPS calculations. Basic earnings per common share is computed on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share is computed on the weighted average number of shares of common stock outstanding plus additional shares that would have been outstanding if all dilutive potential common shares had been issued.

         Net income (loss) per common share is computed by dividing net income
         (loss) by the weighted average number of common shares outstanding during the year after giving effect to stock options and the conversion of preferred shares considered to be dilutive. Because the Company incurred a loss for the period ended March 31, 1998, the effects of the potential dilutive securities are not included in the calculations.

5.       New Accounting Pronouncements.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"), which is effective for financial statements for periods beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The adoption of this Statement on January 1, 1998 had no impact on the Company's financial statement presentation or related disclosures.

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

6.       Income Taxes.

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

         The deferred income tax asset at March 31, 1998 is comprised of the following:

           Use of cash basis of accounting for income tax purposes             $   95,000
           Allowance for doubtful accounts                                         13,000
           Net operating loss carryforward                                        168,000
           Deferred stock-based compensation                                      119,000
           Other                                                                   30,000
                                                                               ----------
           Net current asset                                                   $  425,000
                                                                               ==========

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                       THE "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

When used in this Report on Form 10-QSB, the words "may," "will," "expect," "anticipate," "continue," "estimate," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company's future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include, among others: (i) risks related to the Company's acquisition strategy; (ii) the Company's ability to secure adequate financing to implement its acquisition strategy; (iii) the uncertainty of future trading prices for the Company's Common Stock and the impact such trading prices may have upon the Company's ability to utilize its Common Stock to facilitate its acquisition strategy; (iv) the uncertain effect of the additional dilution associated with the future issuance of outstanding convertible securities, as well as, the dilution associated with the Company's acquisition strategy; (v) the Company's dependence on certain large customers and suppliers; (vi) the Company's dependence on certain key personnel; (vii) the competitive market for technical personnel and; (viii) the Company's ability to adapt to certain Year 2000 issues. Additional factors are described in the Company's other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

OVERVIEW

         Osage Systems Group, Inc. (the "Company") was originally incorporated as "Pacific Rim Entertainment, Inc." ("Pacific Rim") under the laws of Delaware in 1992. From 1992 through 1996, Pacific Rim had been engaged principally in the animated film production business. After several years of losses following its initial public offering in 1993, Pacific Rim suspended its business operations in 1996 and remained inactive while it sought to identify a strategic business combination with a private operating company. In December 1997, Pacific Rim acquired Osage Computer Group, Inc. ("Osage"), an Arizona corporation, which had been in the computer systems integration business since 1989. The acquisition was completed through a merger of Osage with and into a wholly-owned subsidiary of Pacific Rim which became effective on December 22, 1997 (the "Merger"). Thereafter, Pacific Rim assumed the historic operations of Osage and on March 10, 1998, changed its name to Osage Systems Group, Inc. Since, as a result of the Merger, the former stockholders of Osage acquired a controlling interest in Pacific Rim, the Merger has been accounted for as a "reverse acquisition." Accordingly, for financial statement presentation purposes, Osage is viewed as the continuing entity and the related business combination is viewed as a recapitalization of Osage, rather than an acquisition by Pacific Rim.

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

         The Company's objective is to provide clients with comprehensive information technology products, services and support. Management plans to achieve this goal through a combination of growth, acquisition and accelerated internal growth. The Company is currently pursuing an aggressive acquisition strategy to enhance its position in its current markets and acquire operations in new markets. This strategy will focus on acquiring candidates who have a proven record of delivering high-quality technical services, a customer base of large and mid-sized companies and who may benefit from the Company's long-term growth strategy and status as a public company.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                                                            MARCH 31,
                                                  -------------------------------------------------------------
                                                             1998                               1997
                                                  ---------------------------        --------------------------
                                                                     % OF                              % OF
                                                     AMOUNT        NET SALES           AMOUNT        NET SALES
                                                  -----------     -----------        -----------    -----------
NET SALES .....................................   $ 5,641,932           100.0%       $ 2,239,778          100.0%
COST OF SALES .................................     4,580,010            81.2          1,745,355           77.9
                                                  -----------     -----------        -----------    -----------
     Gross profit .............................     1,061,922            18.8            494,423           22.1
                                                  -----------     -----------        -----------    -----------
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES ....................     1,222,988            21.7            439,262           19.6
                                                  -----------     -----------        -----------    -----------
(LOSS) INCOME FROM OPERATIONS .................      (161,066)           (2.9)            55,161            2.5
INTEREST INCOME - NET .........................        35,550              .7              2,303             .1
                                                  -----------     -----------        -----------    -----------
 (LOSS) INCOME BEFORE PROVISION FOR INCOME
TAXES .........................................      (125,516)           (2.2)            57,464            2.6
BENEFIT FOR INCOME TAXES ......................       (39,000)            (.7)
                                                  -----------     -----------        -----------    -----------
NET (LOSS) INCOME .............................   $   (85,516)           (1.5%)      $    57,464            2.6%
                                                  ===========     ===========        ===========    ===========
NET INCOME (LOSS) PER SHARE:
 Basic and Diluted                                $      (.02)                       $       .01
                                                  ===========                        ===========



THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS
ENDED MARCH 31, 1997

         Revenues. Net sales increased by 152%, or $3.4 million to $5.6 million, for the three months ended March 31, 1998 as compared to $2.2 million for the same prior year period. This increase in net sales was principally attributable to increased product sales to new and existing customers as the Company experienced favorable market acceptance of new products introduced by the Company's major vendors. In addition, the Company opened a new regional sales office that resulted in increased revenues. Consulting revenues remained relatively flat for the three months ended March 31, 1998 as compared to the same prior year period.

         The Company's net sales are expected to increase during 1998 as the Company implements its acquisition strategy. Towards this end, the Company completed the acquisition of Solsource and HV Jones during the first quarter. These acquisitions were accounted for using the purchase method of accounting for business combinations. Accordingly, the Company's results of operations include only the net sales of Solsource and HV Jones from the date of acquisition (March 17, 1998) through the end of the quarter. During the second quarter, the Company acquired Open System Technologies, Inc. ("OST"). In addition, the Company has entered into a letter of intent to acquire an additional company and is actively involved in discussions with additional potential acquisition targets. There can be no assurances that the acquisition subject to the letter of intent will be completed since the underlying transaction is preliminary in nature and subject to due diligence review and other conditions to closing. During 1997, Solsource, HV Jones and OST realized net sales of $7.3 million, $5.6 million and $11.9 million, respectively. On a pro forma basis, the Company would have realized net sales of approximately $39 million during 1997 had all of these acquisitions occurred as of January 1, 1997.

         The Company's acquisition strategy relies primarily upon identifying target companies that fit within its acquisition criteria and having sufficient financing available to complete its planned acquisitions. Although the Company has sufficient financing available to complete its pending acquisition, there can be no assurances that sufficient financing will be secured so as to facilitate the continuation of the Company's acquisition program on a longer-term basis. Furthermore, due to the early stages of this program, there can be no assurances as to the long-term impact of the Company's acquisition strategy on the gross profits or net income of the Company.

         Gross Profit. The Company's cost of sales include primarily, in the case of product sales, the cost to the Company of products acquired for resale, and in the case of services and support revenue, salaries and related costs. The Company's gross profit increased by 115% or $.6 million to $1.1 million for the three months ended March 31, 1998 as compared to $.5 million for the same prior year period. Gross profit margin decreased to approximately 18.8% during the three months ended March 31, 1998, as compared to approximately 22.1% experienced during the same prior year period. During the second half of 1997 and the first quarter of 1998, the Company experienced an overall decrease in its gross profit margin. This decrease was primarily due to cost reductions passed on to the Company's customers from its major vendors as a result of an increase in demand for the Company's products which occurred as certain customers increased their volume of purchases. Management believes that in the long term it will be able to sustain or improve its profit margin as a result of its focus on providing a broad spectrum of products, services and support packages, and through a greater emphasis on consulting and support services, which typically have a higher profit margin.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, commissions, employee benefits, travel, promotion and related marketing costs. Selling, general and administrative expenses increased by 178% or $.8 million to $1.2 million for the three months ended March 31, 1998 as compared to $.4 million for the same prior year period. This increase in expenses is primarily attributable to the expansion of the Company's infrastructure as it became publicly-held by virtue of the Merger during the fourth quarter of 1997, including increased administrative personnel and increased travel and promotion expenses associated with the growth of the business. During the three months ended March 31, 1998, as a percent of net sales, selling, general and administrative expenses increased to approximately 21.7%, from 19.6% experienced during the same prior year period.

         During the fourth quarter of 1997 and the first quarter of 1998, the Company increased its fixed payroll with the addition of three executive level personnel. This had the effect of resulting in an increase in the Company's selling, general and administrative expense as a percentage of net sales. This increase is likely to be offset in the near-term as the Company's revenues increase.

         As part of the Merger consideration, Pacific Rim granted options to purchase 800,000 shares of its Common Stock to the former stockholders of Osage. These options were granted at an exercise price of $3.00, vest once the future earnings of the Company attain certain agreed upon levels and are contingent upon the holder's continued employment by the Company. During the first quarter of 1998, the Company recorded no compensation expense associated with the granting of these options since the vesting of the options was not probable at any time during this period. However, management believes that the Company will record compensation expense in the future if the earnings of the Company achieve agreed upon levels and other events occur that lead management to believe that vesting of the options is a probable occurrence. The expense, when recorded, could have an adverse effect on the Company's income for financial accounting purposes, as it would approximate the difference between the exercise price of the options and the fair market value of the Company's Common Stock at that time. This would have no effect, however, on the Company's cash flow from operations as the vesting of the options is a non-cash event, and ultimately, the exercise of the options would provide a capital infusion to the Company.

VARIABLE OPERATING RESULTS

         The Company's historical operating results have varied from quarter to quarter, and the Company expects that they will continue to do so. Due to the relatively fixed nature of certain of the Company's costs, including personnel and facilities costs, a decline in revenue in any fiscal quarter would result in lower profitability in that quarter. A variety of factors, many of which are not within the Company's control, influence the Company's quarterly operating results, including seasonal patterns of hardware and software capital spending by customers, information technology outsourcing trends, the timing, size and stage of projects, new service introductions by the Company or its competitors, levels of market acceptance for the Company's products or services or the hiring of additional staff. Operating results also may be impacted by the timing of revenues and changes in the Company's utilization rates. The Company believes, therefore, that past operating results and period-to-period comparisons should not be relied upon as an indication of future performance. The Company anticipates that its business will continue to be subject to such seasonal variations.

BACKLOG

         The Company normally ships systems promptly after receiving an order and therefore does not customarily have a significant backlog.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has funded its operations primarily from cash generated by operations and, to a lesser extent, with funds from borrowings under the Company's revolving line of credit. For the three months ended March 31, 1998, cash flow used in operating activities was $932,000, compared to $106,300 provided by operating activities for the same prior year period. The Company's cash flow from operations has been negatively affected primarily by the increase in accounts receivable and inventories offset by an increase in the level of accounts payable. For the three months ended March 31, 1998, accounts receivable increased $1,174,700 and accounts payable increased $576,700.

         The Company's working capital was $2,315,400 at March 31, 1998, as compared to $2,074,800 at December 31, 1997. The increase in the Company's working capital during the period is principally attributable to the net proceeds received from a private placement of the Company's common stock approximately $1.97 million that was completed during the first quarter of 1998 and, to a lesser extent, the growth of the Company's revenues during the period. The proceeds of the private placement were used primarily by the Company to finance the cash payments of approximately $700,000 utilized in connection with the acquisitions completed during the first quarter of 1998. An additional $750,000 was applied by the Company to support the operations and pay-off short-term debt of HV Jones.

         A $500,000 revolving credit facility was terminated by the Company in connection with the Merger. The Company is currently negotiating with several banks to secure a new credit facility. There can be no assurance, however, that the Company will obtain such facility on favorable terms, if at all. Management believes that its ability to finance operations, as well as facilitate working capital used to finance acquisitions, will be enhanced through obtaining an adequate credit facility. Failure to obtain an adequate credit facility for more than the short term may have an adverse effect upon the Company's ability to finance its operations and acquisitions.

         The Company believes that its current working capital and the anticipated cash flow from operations will be adequate to fund operations for the near term. However, the Company has commenced an aggressive acquisition strategy which is likely to require additional financing in the near term. The Company intends to finance these acquisitions primarily through the use of cash, funds from lines of credit, if and when available, and shares of its Common Stock or other securities. In the event that the Company's Common Stock does not attain or maintain a sufficient market value or potential acquisition candidates are otherwise unwilling to accept the Company's securities as part of the purchase price for the sale of their businesses, the Company may be required to utilize more of its cash resources, if available, in order to continue its acquisition program. If the Company does not have sufficient cash resources, through either operations or from debt facilities, its growth could be limited unless it is able to obtain such additional capital.

YEAR 2000 MATTERS

         The Company is presently attempting to respond to Year 2000 issues. Year 2000 issues are the result of computer programs being written using two digits rather than four to define the applicable year associated with the program or an associated computation. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. Management expects to have substantially all of the systems application changes completed within the next twelve months and believes that its level of preparedness is appropriate.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"), which is effective for financial statements for periods beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The adoption of this statement on January 1, 1998 had no impact on the Company's financial statement presentation or related disclosures.

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

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         None.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES.

         1. In January 1998, the Company sold 600,000 shares of Common Stock at a purchase price of $3.50 per share to accredited investors in a private placement transaction exempt from registration pursuant to Rule 506 of Regulation D as set forth below. In connection with this transaction, a brokerage fee was paid of $126,000 and options to purchase 200,000 shares of Common Stock at an exercise price of $3.50 per share with a term of three years.

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

         2. In March 1998, the Company issued 150,000 shares of Common Stock in consideration of the acquisition of 100% of the outstanding capital stock of Solsource. The Company may have an obligation to issue additional shares of Common Stock if certain performance criteria are met.

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

         The issuance of such securities was exempt from registration pursuant to Rule 506 and Section 4(2) of the Act, as an issuer transaction not involving a public offering.

         3. In March 1998, the Company issued 105.3 shares of Series C Convertible Preferred Stock to Hugh V. Jones in consideration of the acquisition of 100% of the outstanding capital stock of HV Jones. The 105.3 shares of Series C Convertible Preferred Stock convert into Common Stock during the next four quarters at a conversion rate equal to the lower of $6.87 or a 33% premium over the average closing price of the Company's Common Stock for the (10) trading days prior to each date of conversion. Additional earn-out shares may be issued if HV Jones achieves certain performance targets.

         The issuance of such securities was exempt from registration pursuant to Rule 506 and Section 4(2) of the Act, as an issuer transaction not involving a public offering.

         4. On April 24, 1998, the Company issued 333,334 shares of Common Stock to Mr. O. Jack Anderson in connection with the acquisition of 100% of the outstanding capital stock of Open System Technologies, Inc. In conjunction with the acquisition, the Company agreed to issue 50,000 shares to an investment banking advisor to the Company in consideration for services provided in identifying the target company and advising the Company in connection with the acquisition. The issuance of such securities was exempt from registration pursuant to Rule 506 and Section 4(2) of the Act, as an issuer transaction not involving a public offering.


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 10, 1998, the Company effected an amendment to its Certificate of Incorporation whereby the name of the Company was changed from "Pacific Rim Entertainment, Inc." to "Osage Systems Group, Inc." The name change was effected pursuant to a consent solicitation distributed to the Company's stockholders pursuant to an Information Statement dated February 17, 1998 and approved by 52.6% of the Company's outstanding voting securities (2,536,692 Shares).

ITEM 5.       OTHER INFORMATION

         On March 31, 1998, the Company filed a registration statement ("Registration Statement") on Form SB-2 with the Securities and Exchange Commission relating to the resale to the public by certain selling security holders of 4,351,982 shares, subject to adjustment, of common stock, $.01 par value per share. The Registration Statement has not yet become effective.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)      Exhibits:

                        Exhibit No.         Description

                        27                  Financial Data Schedule
                                            (Electronic filing only)

              (b)       Reports on Form 8-K:

                  (i) A Report on Form 8-K was filed with the Securities and Exchange Commission on January 6, 1998 relating to the merger of the Company and Osage Computer Group, Inc. on December 22, 1997, and an amendment thereto on Form 8-K/A was filed with the Securities and Exchange Commission as of March 5, 1998.

                  (ii) A Report on Form 8-K was filed with the Securities and Exchange Commission on February 17, 1998 relating to a change in the Company's certifying accountants as of February 9, 1998.

                  (iii) A Report on Form 8-K was filed with the Securities and Exchange Commission on March 11, 1998 relating to the change of the Company's name to "Osage Systems Group, Inc."

                  (iv) A Report on Form 8-K was filed with the Securities and Exchange Commission on March 27, 1998 relating to the acquisition by the Company of Solsource Computers, Inc. and H.V. Jones, Inc. as of March 17, 1998.

                  (v) A Report on Form 8-K was filed with the Securities and Exchange Commission on May 7, 1998 relating to the acquisition of Open System Technologies, Inc. as of April 24, 1998.

                            OSAGE SYSTEMS GROUP, INC.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               OSAGE SYSTEMS GROUP, INC.



Dated:           May 15, 1998                  /s/Jack R. Leadbeater
                                               ---------------------------------
                                               JACK R. LEADBEATER
                                               Chairman of the Board
                                               Chief Executive Officer


Dated:           May 15, 1998                  /s/John Iorillo
                                               ---------------------------------
                                               JOHN IORILLO
                                               Chief Financial Officer
                                               Principal Accounting Officer