Form 10QSB
period 1998-06-30
OSAGE SYSTEMS GROUP INC
filed 1998-08-14
CIK 898802

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

         (1)       Yes         X            No

         (2)       Yes         X            No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's sole class of common stock, as of August 10, 1998 was 8,495,958 shares.

Transitional Small Business Disclosure Format:

                                  Yes      No X

                            OSAGE SYSTEMS GROUP, INC.

                                      INDEX

                                                                                                            Page
PART I             FINANCIAL INFORMATION*

       Item 1.     Financial Statements
                   Condensed Consolidated Balance Sheets at June 30, 1998 (unaudited) and December 31,
                   1997                                                                                      1

                   Unaudited Condensed Consolidated Statements of Operations for the Three and Six
                   Months ended June 30, 1998 and 1997                                                       2

                   Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended
                   June 30, 1998 and 1997                                                                    3

                   Notes to Unaudited Condensed Consolidated Financial Statements                         4 - 8

       Item 2.     Management's Discussion and Analysis or Plan of Operation                              8 - 18

PART II.           OTHER INFORMATION

       Item 2.     Changes in Securities and Use of Proceeds                                              19 - 23

       Item 4.     Submission of Matters to a Vote of Security Holders                                    23 - 25

       Item 5.     Other Information                                                                         25

       Item 6.     Exhibits and Reports on Form 8-K                                                       25 - 26

* The accompanying financial information is not covered by an Independent Certified Public Accountant's Report.

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

OSAGE SYSTEMS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      JUNE 30, 1998
                                                                       (UNAUDITED)           DECEMBER 31, 1997
                                                                      ------------           -----------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                           $  1,249,070             $  2,576,323
  Accounts receivable - net of allowance for doubtful
    accounts of $52,000 in 1998 and $15,000 in 1997                      9,679,577                1,974,496
  Inventories                                                              578,600                    6,672
  Prepaid expenses and other current assets                                235,833                   25,728
  Deferred income taxes                                                    778,000                  210,000
                                                                      ------------             ------------

     Total current assets                                               12,521,080                4,793,219
                                                                      ------------             ------------

FURNITURE AND EQUIPMENT - net                                              724,649                   86,881

GOODWILL, less accumulated amortization of $120,622                     12,917,738

OTHER ASSETS                                                                54,939
                                                                      ------------             ------------

TOTAL                                                                 $ 26,218,406             $  4,880,100
                                                                      ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                                       $    214,956
  Accounts payable                                                       8,570,893             $  1,948,802
  Accrued expenses                                                       1,646,881                  507,395
  Deferred revenue                                                          14,051
  Income taxes payable                                                      59,175                  262,182
                                                                      ------------             ------------

     Total current liabilities                                          10,505,956                2,718,379
                                                                      ------------             ------------

NOTES PAYABLE                                                              247,388

OTHER                                                                      569,995

STOCKHOLDERS'  EQUITY:
  Series A Preferred, $100 stated value - authorized,
    issued and outstanding, 10 shares in 1998 and 122
    shares in 1997; total liquidation preference, $300,000
    in 1998 and $3,660,000 in 1997                                           1,000                   12,200
  Series B Preferred, $100 stated value - authorized,
    issued and outstanding, 50 shares; total liquidation
    preference, $1,500,000                                                   5,000                    5,000
  Series C Preferred, $50 stated value - authorized,
    issued and outstanding, 75 shares; total liquidation
    preference, $1,125,000                                                   3,750
  Common stock, $.01 par value - authorized, 50,000,000
    shares; issued and outstanding, 8,682,188 shares in
    1998 and 4,820,000 shares in 1997                                       86,821                   48,200
  Additional paid-in-capital                                            16,073,518                2,772,246
  Retained earnings                                                     (1,275,022)                (675,925)
                                                                      ------------             ------------

     Total stockholders' equity                                         14,895,067                2,161,721
                                                                      ------------             ------------

TOTAL
                                                                      $ 26,218,406             $  4,880,100
                                                                      ============             ============

See notes to unaudited condensed consolidated financial statements.

OSAGE SYSTEMS GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                       ---------------------------------         ----------------------------------
                                                      JUNE 30, 1998         JUNE 30, 1997        JUNE 30, 1998        JUNE 30, 1997
                                                       ------------         ------------         ------------         ------------
NET SALES                                              $ 12,765,671         $  2,688,703         $ 18,407,603         $  4,928,481

COST OF SALES                                            10,566,735            2,117,907           15,146,745            3,863,262
                                                       ------------         ------------         ------------         ------------

  Gross profit                                            2,198,936              570,796            3,260,858            1,065,219
                                                       ------------         ------------         ------------         ------------

OPERATING EXPENSES:
  Selling, general and administrative expenses            2,828,735              434,909            4,022,458              861,571
  Depreciation and amortization                             158,336               12,600              187,601               25,200
                                                       ------------         ------------         ------------         ------------
     Total operating expenses                             2,987,071              447,509            4,210,059              886,771
                                                       ------------         ------------         ------------         ------------

OPERATING (LOSS) INCOME                                    (788,135)             123,287             (949,201)             178,448

INTEREST - net                                               (9,446)                 359               26,104                2,662
                                                       ------------         ------------         ------------         ------------

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES            (797,581)             123,646             (923,097)             181,110

BENEFIT FOR INCOME TAXES                                   (285,000)                                 (324,000)
                                                       ------------         ------------         ------------         ------------

NET (LOSS) INCOME                                      $   (512,581)        $    123,646         $   (599,097)        $    181,110
                                                       ============         ============         ============         ============

(LOSS) INCOME PER COMMON SHARE -
  BASIC AND DILUTED                                    $      (0.07)        $       0.02         $      (0.10)        $       0.03
                                                       ============         ============         ============         ============

WEIGHTED AVERAGE SHARES OUTSTANDING                       6,907,509            6,907,509            6,050,352            6,050,352
                                                       ============         ============         ============         ============

See notes to unaudited condensed consolidated financial statements.

OSAGE SYSTEMS GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              SIX MONTHS ENDED
                                                                                      -------------------------------
                                                                                      JUNE 30, 1998      JUNE 30, 1997
                                                                                      -----------         -----------
OPERATING ACTIVITIES:
  Net (loss) income                                                                   $  (599,097)        $   181,110
  Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
     Depreciation and amortization                                                        187,601              25,200
     Stock-based compensation                                                             150,000
     Loss on disposal of assets                                                             1,500
     Deferred income taxes                                                               (176,231)            (55,000)
  Changes in operating assets and liabilities:
    Accounts receivable                                                                (3,470,907)           (328,378)
    Inventories                                                                           (41,585)            (66,409)
    Prepaid expenses and other assets                                                     (57,401)             30,642
    Accounts payable                                                                    3,053,642             342,583
    Accrued expenses                                                                      514,666             120,815
    Deferred revenue                                                                      (11,080)
    Income taxes payable                                                                 (203,007)
                                                                                      -----------         -----------
       Net cash (used in) provided by operating activities                               (651,899)            250,563
                                                                                      -----------         -----------

INVESTING ACTIVITIES:
    Capital expenditures                                                                 (209,853)               (559)
    Acquisition costs, net of cash received of $185,227                                (5,246,032)
    Investments                                                                                              (100,000)
                                                                                      -----------         -----------
       Net cash used in investing activities                                           (5,455,885)           (100,559)
                                                                                      -----------         -----------

FINANCING ACTIVITIES:
    Net repayments on notes payable                                                    (1,033,868)            (25,451)
    Net proceeds from sale of common stock                                              5,763,884
    Net increase in note receivable                                                        50,515
    Purchase of treasury stock                                                                                (93,692)
                                                                                      -----------         -----------
       Net cash provided by (used in) financing activities                              4,780,531            (119,143)
                                                                                      -----------         -----------

NET (DECREASE) INCREASE IN CASH                                                        (1,327,253)             30,861

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          2,576,323                 564
                                                                                      -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 1,249,070         $    31,425
                                                                                      ===========         ===========

See notes to unaudited condensed consolidated financial statements.

                            OSAGE SYSTEMS GROUP, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation.

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and its cash flows for the periods reported. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The consolidated financial statements include the accounts of Osage Systems Group, Inc. ("Osage") and its wholly-owned subsidiaries, Osage Computer Group, Inc. ("Osage"), Solsource Computers, Inc. ("Solsource"), H.V. Jones, Inc. ("HV Jones"), Open System Technologies, Inc. ("OST") and Open Business Systems, Inc. ("OBS"), (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior financial statements to conform to the current classifications.

         The information presented within the accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited Financial Statements for the fiscal years ended December 31, 1997 and 1996 and "Management's Discussion and Analysis or Plan of Operation" from the 1997 Annual Report on Form 10-KSB.

2.       Recent Acquisitions During Period.

         On March 17, 1998, Osage acquired Solsource pursuant to the terms of an Agreement and Plan of Merger. Upon closing, through a wholly-owned subsidiary, Osage acquired 100% of the outstanding capital stock of Solsource for merger consideration of $1.1 million; consisting of $200,000 in cash and $900,000 in newly issued common shares priced at $6.00 per share. In addition, the merger consideration included earn-out incentive shares to be issued if Solsource achieves certain performance targets.

         On March 17, 1998, Osage also completed the acquisition of HV Jones pursuant to the terms of an Agreement and Plan of Merger dated February 27, 1998. Upon closing, through a wholly-owned subsidiary, Osage acquired 100% of the outstanding capital stock of HV Jones for merger consideration of $1,975,000; consisting of $395,000 in cash and $1.58 million (105.3 shares) in Series C Convertible Preferred Stock ("Series C Shares") which convert into common stock during the four quarters following the closing (commencing June 17, 1998) at a conversion rate equal to the lower of $6.87 or a 33% premium over the average closing price of the Company's common stock for the ten trading days prior to each date of conversion. In addition, the merger consideration included earn-out incentive shares to be issued if HV Jones achieves certain performance targets.

         On April 24, 1998, Osage completed the acquisition of 100% of the outstanding capital stock of OST for merger consideration of $5,000,000; consisting of $2,500,000 in cash, $2,000,000 in newly issued common shares priced at $6.00 per share and $500,000 in a key employee retention program.

         On June 22, 1998, Osage completed the acquisition of 100% of the outstanding capital stock of OBS for merger consideration of $4,000,000; consisting of $2,000,000 in cash and $2,000,000 in newly issued common shares priced at $5.52 per share. In addition, the merger consideration included earn-out incentive shares to be issued if OBS achieves certain performance targets.

         The Solsource, HV Jones, OST and OBS acquisitions were accounted for using the purchase method of accounting for business combinations. The excess of assets acquired over liabilities assumed has been allocated to goodwill and is being amortized over 20 years. Results of operations of Solsource, HV Jones, OST and OBS have been included in the Company's statement of operations from their respective acquisition dates.

3.       Pro Forma Information.

         The following pro forma summary presents the consolidated results of operations of the Company as if the acquisitions completed during the period had occurred as of January 1, 1998 and 1997, and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future. The pro forma summary data for the six months ended June 30, 1998 and 1997 combines historical financial information of Osage, Solsource, HV Jones, OST and OBS for the six months ended June 30, 1998 and 1997.

      PRO FORMA INFORMATION FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                 1998                 1997
         Net Sales                           $ 29,348,481         $ 20,732,434

         Net (loss) income                   $ (1,667,737)        $    462,035

         Net (loss) income per share:
            basic and diluted                $      (0.28)        $       0.08

4.       Earnings Per Share.

         In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share ("SFAS 128"), which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company has implemented this statement and, as required, has restated earnings per share ("EPS") for all periods presented. This new standard requires dual presentation of "basic" and "diluted" EPS on the face of the statement of operations. Basic earnings per common share is computed on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share is computed on the weighted average number of shares of common stock outstanding plus additional shares that would have been outstanding if all dilutive potential common shares had been issued.

         Net income (loss) per common share is computed by dividing net income
         (loss) by the weighted average number of common shares outstanding during the period after giving effect to stock options and the conversion of preferred shares considered to be dilutive. Because the Company incurred a loss for the three and six month periods ended June 30, 1998, the effects of the potential dilutive securities are not included in the calculations.

5.       New Accounting Pronouncements.


         In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"), which is effective for financial statements for periods beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The adoption of this statement on January 1, 1998 had no impact on the Company's financial statement presentation or related disclosures.

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

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is effective for the Company in 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The standard also provides specific guidance for accounting for derivatives designated as hedging instruments. The Company is currently evaluating what impact this standard will have on its financial statements.

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

         The deferred income tax asset at June 30, 1998 is comprised of the following:

           Net operating loss carryforward                                               $    464,000
           Use of cash basis of accounting for income tax purposes                            (51,000)
           Allowance for doubtful accounts                                                     21,000
           Deferred compensation                                                              320,000
           Other                                                                               24,000
                                                                                           ----------

           Net current asset                                                               $  778,000
                                                                                           ==========

7.       Stock Options.

         As part of the Company's original acquisition of Osage on December 22, 1997, options were granted to the former Osage stockholders at an exercise price of $3.00, however, vesting was contingent upon the future earnings of the Company and the Holders' continued employment by the Company. Because these options were "performance-based", the Company previously reported that it would have to record compensation expense in the future if the earnings of the Company achieved agreed upon levels and other events occurred that would lead management to believe that vesting of the options was a probable occurrence. The expense, when recorded, could have had an adverse effect on the Company's income for financial accounting purposes, as it would have approximated the difference between the exercise price of the options and the fair market value of the Company's Common Stock at that time. In recognition of the potential charge upon the Company's earnings, and for other consideration, during June 1998, the Company restructured the options so as to increase the number of options granted, increase the exercise price to $4.50 (fair market value when granted) and eliminate any vesting conditions. As restructured, management does not believe that the Company will record compensation expense in the future based upon the grant of these options.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                       THE "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

When used in this Report on Form 10-QSB, the words "may," "will," "expect," "anticipate," "continue," "estimate," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company's future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include, among others: (i) risks related to the Company's acquisition strategy; (ii) the Company's ability to secure adequate financing to implement its acquisition strategy; (iii) the Company's ability to acquire profitable target companies; (iv) uncertainty as to whether the Company can achieve integration of target companies in a manner intended to take advantage of overall corporate synergies and result in an accretion to consolidated earnings; (v) the uncertainty of future trading prices for the Company's Common Stock and the impact such trading prices may have upon the Company's ability to utilize its Common Stock to facilitate its acquisition strategy; (vi) the uncertain effect of the additional dilution associated with the future issuance of outstanding convertible securities, as well as, the dilution associated with the Company's acquisition strategy; (vii) the Company's dependence on certain large customers and suppliers; (viii) the Company's dependence on certain key personnel; (ix) the competitive market for technical personnel and; (x) the Company's ability to adapt to certain Year 2000 issues. Additional factors are described in the Company's other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

OVERVIEW

         Osage Systems Group, Inc. (the "Company") was originally incorporated as "Pacific Rim Entertainment, Inc." ("Pacific Rim") under the laws of Delaware in 1992. From 1992 through 1996, Pacific Rim had been engaged principally in the animated film production business. After several years of losses following its initial public offering in 1993, Pacific Rim suspended its business operations in 1996 and remained inactive while it sought to identify a strategic business combination with a private operating company. In December 1997, Pacific Rim acquired Osage Computer Group, Inc. ("Osage"), an Arizona corporation, which had operated a computer systems integration business since 1989. The acquisition was completed through a merger of Osage with and into a wholly-owned subsidiary of Pacific Rim which became effective on December 22, 1997 (the "Merger"). Thereafter, Pacific Rim assumed the historic operations of Osage and on March 10, 1998, changed its name to Osage Systems Group, Inc. Since, as a result of the Merger, the former stockholders of Osage acquired a controlling interest in Pacific Rim, the Merger has been accounted for as a "reverse acquisition." Accordingly, for financial statement presentation purposes, Osage is viewed as the continuing entity and the related business combination is viewed as a recapitalization of Osage, rather than an acquisition by Pacific Rim.

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

         The Company's objective is to provide clients with comprehensive information technology products, services and support. Management plans to achieve this goal through a combination of external growth through acquisitions as well as internal growth through expansion of operations. The Company is currently pursuing an aggressive acquisition strategy to enhance its position in its current markets and acquire operations in new markets. The focus of this strategy is on acquiring candidates who management believes are likely to benefit from the Company's long-term growth strategy and status as a public company. Through its acquisition parameters, the Company is seeking to identify target companies who have a proven record of delivering high-quality technical services, a customer base of large and mid-sized companies and operations that offer synergies with existing or anticipated segments of the

Company's business.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                                                          THREE MONTHS ENDED JUNE 30,
                                                      ----------------------------- -------------------------------------
                                                                  1998                                  1997
                                                      ----------------------------- -------------------------------------
                                                                           % OF                                 % OF
                                                        AMOUNT           NET SALES            AMOUNT          NET SALES
                                                      ------------     ------------         ------------     ------------
NET SALES                                             $ 12,765,671           100.0%         $  2,688,703          100.0%
COST OF SALES                                           10,566,735            82.8             2,117,907           78.8
                                                      ------------     ------------         ------------     ------------

     Gross profit                                        2,198,936            17.2               570,796           21.2
                                                      ------------     ------------         ------------     ------------
OPERATING EXPENSES:
  Selling, general and administrative expenses           2,828,735            22.2               434,909           16.2
  Depreciation and amortization                            158,336             1.2                12,600             .4
                                                      ------------     ------------         ------------     ------------
    Total operating expenses
                                                         2,987,071            23.4               447,509           16.6
                                                      ------------     ------------         ------------     ------------

(LOSS) INCOME FROM OPERATIONS                             (788,135)           (6.2)              123,287            4.6
INTEREST - NET                                              (9,446)            (.1)                  359             --
                                                      ------------     ------------         ------------     ------------

(LOSS) INCOME BEFORE PROVISION FOR INCOME
 TAXES                                                    (797,581)           (6.3)              123,646            4.6

BENEFIT FOR INCOME TAXES                                  (285,000)           (2.3)
                                                      ------------     ------------         ------------     ------------

NET (LOSS) INCOME                                     $   (512,581)           (4.0%)        $    123,646            4.6%
                                                      ============     ============         ============     ============

NET INCOME (LOSS) PER SHARE:
 Basic and Diluted                                    $       (.07)                         $        .02
                                                      ============                           ============

         Revenues. Net sales increased by 375%, or $10.1 million to $12.8 million, for the three months ended June 30, 1998 as compared to $2.7 million for the same prior year period. This increase in net sales was principally attributable to the acquisitions of Solsource, HV Jones, OST and OBS during the current period and increased product sales to new and existing customers as the Company experienced favorable market acceptance of new products introduced by the Company's major vendors combined with increased market penetration in the Company's expanding territories. Net sales resulting from the acquisitions of Solsource, HV Jones, OST and OBS amounted to $8.6 million for the three months ended June 30, 1998. Consulting revenues increased by 810%, or $607,700, to $682,700, for the three months ended June 30, 1998 as compared to $75,000 for the same prior year period. This increase was primarily attributable to demand for the Company's consulting services and technical support resulting from the Company's increased focus on the service component of its revenue base coupled with the acquisitions made during the year. Management expects that net sales will continue to increase as the Company further implements its acquisition strategy and more fully recognizes the revenue contribution from its recently acquired companies (See "Acquisition Strategy").

         Gross Profit. The Company's cost of sales include primarily, in the case of product sales, the cost to the Company of products acquired for resale, and in the case of services and support revenue, salaries and related costs. The Company's gross profit increased by 285% or $1.6 million to $2.2 million for the three months ended June 30, 1998 as compared to $.6 million for the same prior year period. Gross profit margin, however, decreased to 17.2% during the three months ended June 30, 1998, as compared to 21.2% experienced during the same prior year period. During the second half of 1997 and the first half of 1998, the Company experienced an overall decrease in its gross profit margin. This decrease was primarily due to cost reductions passed on to the Company's customers from its major vendors as a result of an increase in demand for the Company's products which occurred as certain customers increased their volume of purchases. Management believes that in the long term it will be able to sustain or improve its profit margin as a result of its focus on providing a broad spectrum of products, services and support packages, and through a greater emphasis on consulting and support services, which typically have a higher profit margin.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, commissions, employee benefits, travel, promotion and related marketing costs. Selling, general and administrative expenses increased by 550% or $2.4 million to $2.8 million for the three months ended June 30, 1998 as compared to $.4 million for the same prior year period. Also, during the three months ended June 30, 1998, as a percent of net sales, selling, general and administrative expenses increased to 22.2%, from 16.2% experienced during the same prior year period. This increase in expenses is primarily attributable to the expansion of the Company's infrastructure as it became publicly held during the fourth quarter of 1997 and implemented an aggressive growth strategy during 1998. This resulted in a significant increase in the Company's administrative personnel and travel and promotion expenses. Corresponding increases in legal and accounting fees were also incurred by the Company in connection with its financing and acquisition activities and for historical audits performed on assorted acquisition targets. During the three months ended June 30, 1998, selling, general and administrative expenses also included a non-cash charge of $75,000 associated with stock based compensation to the Company's Executive Vice President.

Depreciation and Amortization. Depreciation and amortization increased 1,157%, or $145,700, for the three months ended June 30, 1998 as compared to the same prior year period. This increase was primarily due to the amortization of goodwill and depreciation of assets acquired in connection with the acquisitions that occurred during the year.

         Net Income (Loss). During the three months ended June 30, 1998, the Company incurred a net loss of $512,600 as compared to net income of $123,600 for the same prior year period. The net loss for the current period, however, includes $233,300 of non-cash charges relating to depreciation and amortization and stock based compensation. Such charges have resulted by virtue of the Company's acquisition program and growth of its corporate infrastructure.

Additional factors contributing to the Company's net loss consisted of significant increases in the Company's overhead expenses as corporate infrastructure was established in anticipation of future growth through the Company's acquisition program. Management believes that as net sales continue to increase, overhead costs associated with corporate infrastructure will be more fully absorbed.

         As part of the Company's original acquisition of Osage on December 22, 1997, options were granted to the former Osage stockholders at an exercise price of $3.00, however, vesting was contingent upon the future earnings of the Company and the Holders' continued employment by the Company. Because these options were "performance-based", the Company previously reported that it would have to record compensation expense in the future if the earnings of the Company achieved agreed upon levels and other events occurred that would lead management to believe that vesting of the options was a probable occurrence. The expense, when recorded, could have had an adverse effect on the Company's income for financial accounting purposes, as it would have approximated the difference between the exercise price of the options and the fair market value of the Company's Common Stock at that time. In recognition of the potential charge upon the Company's earnings, and for other consideration, during June 1998, the Company restructured the options so as to increase the number of options granted, increase the exercise price to $4.50 (fair market value when granted) and eliminate any vesting conditions. As restructured, management does not believe that the Company will record compensation expense in the future based upon the grant of these options.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                                                   SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------------------------------------
                                                             1998                           1997
                                                  ----------------------------- ---------------------------
                                                                     % OF                            % OF
                                                    AMOUNT        NET SALES        AMOUNT         NET SALES
NET SALES                                          $ 18,407,603      100.0%      $  4,928,481     100.0%
COST OF SALES                                        15,146,745       82.3          3,863,262      78.4
                                                   ------------      -----       ------------     -----
     Gross profit                                     3,260,858       17.7          1,065,219      21.6
                                                   ------------      -----       ------------     -----
OPERATING EXPENSES:
Selling, general and administrative expenses          4,022,458       21.9            861,571      17.5
Depreciation and amortization                           187,601        1.0             25,200        .5
                                                   ------------      -----       ------------     -----
   Total operating expenses                           4,210,059       22.9            886,771      18.0
                                                   ------------      -----       ------------     -----
(LOSS) INCOME FROM OPERATIONS                          (949,201)      (5.2)           178,448       3.6
INTEREST INCOME - NET                                    26,104         .2              2,662        .1
                                                   ------------      -----       ------------     -----
(LOSS) INCOME BEFORE PROVISION FOR INCOME
   TAXES                                               (923,097)      (5.0)           181,110       3.7

BENEFIT FOR INCOME TAXES                               (324,000)      (1.7)
                                                   ------------      -----       ------------     -----
NET (LOSS) INCOME                                  $   (599,097)      (3.3%)     $    181,110       3.7%
                                                   ============      =====       ============     =====
NET (LOSS)  INCOME PER SHARE:
 Basic and Diluted                                 $       (.10)                 $        .03
                                                   ============                  ============



         Revenues. Net sales increased by 273%, or $13.5 million to $18.4 million, for the six months ended June 30, 1998 as compared to $4.9 million for the same prior year period. This increase in net sales was principally attributable to the acquisitions of Solsource, HV Jones, OST and OBS during the period and increased product sales to new and existing customers as the Company experienced favorable market acceptance of new products introduced by the Company's major vendors combined with increased market penetration in the Company's expanding territories. Net sales resulting from the acquisitions of Solsource, HV Jones, OST and OBS amounted to $9.0 for the six months ended June 30, 1998. Consulting revenues increased by 316%, or $605,600, to $797,100, for the six months ended June 30, 1998 as compared to $191,500 for the same prior year period. This increase was primarily attributable to demand for the Company's consulting services and technical support resulting from the Company's increased focus on the service component of its revenue base coupled with the acquisitions made during the year. Management expects that net sales will continue to increase as the Company further implements its acquisition strategy and more fully recognizes the revenue contribution from its recently acquired companies (See "Acquisition Strategy").

         Gross Profit. The Company's cost of sales include primarily, in the case of product sales, the cost to the Company of products acquired for resale, and in the case of services and support revenue, salaries and related costs. The Company's gross profit increased by 206% or $2.2 million to $3.3 million for the six months ended June 30, 1998 as compared to $1.1 million for the same prior year period. Gross profit margin, however, decreased to 17.7% during the six months ended June 30, 1998, as compared to 21.6% experienced during the same prior year period. During the second half of 1997 and the first half of 1998, the Company experienced an overall decrease in its gross profit margin. This decrease was primarily due to cost reductions passed on to the Company's customers from its major vendors as a result of an increase in demand for the Company's products which occurred as certain customers increased their volume of purchases. Management believes that in the long term it will be able to sustain or improve its profit margin as a result of its focus on providing a broad spectrum of products, services and support packages, and through a greater emphasis on consulting and support services, which typically have a higher profit margin.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, commissions, employee benefits, travel, promotion and related marketing costs. Selling, general and administrative expenses increased by 367% or $3.1 million to $4.0 million for the six months ended June 30, 1998 as compared to $.9 million for the same prior year period. Also, during the six months ended June 30, 1998, as a percent of net sales, selling, general and administrative expenses increased to 21.9%, from 17.5% experienced during the same prior year period. This increase in expenses is primarily attributable to the expansion of the Company's infrastructure as it became publicly held during the fourth quarter of 1997 and implemented an aggressive growth strategy during 1998. This resulted in a significant increase in the Company's administrative personnel and travel and promotion expenses. Corresponding increases in legal and accounting fees were also incurred by the Company in connection with its financing and acquisition activities and for historical audits performed on assorted acquisition targets. During the six months ended June 30, 1998, selling, general and administrative expenses also included a non-cash charge of $150,000 associated with stock based compensation to the Company's Executive Vice President.

         Depreciation and Amortization. Depreciation and amortization increased 644%, or $162,400, for the six months ended June 30, 1998 as compared to the same prior year period. This increase was primarily due to the amortization of goodwill and depreciation of assets acquired in connection with the acquisitions that occurred during the year.

         Net Income (Loss). During the six months ended June 30, 1998, the Company incurred a net loss of $599,100 as compared to net income of $181,100 for the same prior year period. The net loss for the current period, however, includes $337,600 of non-cash charges relating to depreciation and amortization and stock based compensation. Such charges have resulted by virtue of the Company's acquisition program and growth of its corporate infrastructure. Additional factors contributing to the Company's net loss consisted of significant increases in the Company's overhead expenses as corporate infrastructure was established in anticipation of future growth through the Company's acquisition program. Management believes that as net sales continue to increase, overhead costs associated with corporate infrastructure will be more fully absorbed.

ACQUISITION STRATEGY

         The Company's objective is to be one of the leading providers of systems integration and related services throughout the United States. The Company has developed an interrelated growth and operating strategy to achieve this objective. A key element of the Company's growth strategy is an acquisition program which is intended to take advantage of the highly fragmented composition of the marketplace.

         Since the beginning of 1998, the Company has executed upon its acquisition strategy through the acquisition of Solsource (March 17, 1998), HV Jones (March 17, 1998), OST (April 24, 1998) and OBS (June 22, 1998). These acquisitions were accounted for under the purchase method of accounting for business combinations. Accordingly, the Company's results of operations include only the operations of each of these companies from the date of acquisition through the end of the period reported. During the year ended December 31, 1997, Solsource, HV Jones, OST and OBS realized net sales $7.3 million, $5.6 million, $11.9 million and $9.2 million, respectively. On a proforma basis, the Company would have realized net sales of approximately $48.2 million during the year ended December 31, 1997 had all of these acquisitions occurred as of January 1, 1997.

         The Company's net sales are expected to continue to increase during 1998 as the Company continues to execute upon its acquisition strategy. The Company's acquisition strategy, however, relies primarily upon identifying target companies that fit within its acquisition criteria and having sufficient financing available to complete its acquisitions. Although the Company has sufficient financing available to complete acquisitions that are presently being considered, there can be no assurances that sufficient financing will be available so as to facilitate the continuation of the Company's acquisition program on a longer-term basis. The Company's inability to remain in compliance with certain financial covenants under one of its line of credit facilities may adversely effect the Company's ability to draw upon such financing. See "Liquidity and Capital Resources".

         Due to the early stages of the Company's acquisition program, there can be no assurances as to the long-term impact of the Company's acquisition strategy on the gross profits or net income of the Company. Through the second quarter of 1998, the acquisition strategy may have contributed towards the net loss of the Company in several respects. First, certain of the acquired companies have continued to incur losses from operations, or have required significant cash advances from the Company, which, in turn, has adversely effected the Company's results of operations. Second, the acquisition strategy has caused the Company to significantly increase its selling, general and administrative expenses which have also contributed negatively toward the Company's results of operations. As net sales continue to increase, however, the Company's overhead will be spread over a larger revenue base which is expected to have a positive impact on the Company's results of operations.

VARIABLE OPERATING RESULTS

         The Company's historical operating results have varied from quarter to quarter, and the Company expects that they will continue to do so. Due to the relatively fixed nature of certain of the Company's costs, including personnel and facilities costs, a decline in revenue in any fiscal quarter would result in lower profitability or increase the loss in that quarter. A variety of factors, many of which are not within the Company's control, influence the Company's quarterly revenues, including seasonal patterns of hardware and software capital spending by customers, information technology outsourcing trends, the timing, size and stage of projects, new service introductions by the Company or its competitors, levels of market acceptance for the Company's products or services or the hiring of additional staff. Operating results also may be impacted by the timing of revenues and changes in the Company's utilization rates. The Company believes, therefore, that past operating results and period-to-period comparisons should not be relied upon as an indication of future performance. The Company anticipates that its business will continue to be subject to such seasonal variations.

BACKLOG

         The Company normally ships systems promptly after receiving an order and therefore does not customarily have a significant backlog.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has funded its operations primarily from cash generated by operations and, to a lesser extent, with funds from borrowings under the Company's revolving line of credit. For the six months ended June 30, 1998, cash used in operating activities was ($651,900), compared to $250,600 of cash provided by operating activities for the same prior year period. The Company's cash flow from operations has been negatively affected primarily by the increase in accounts receivable and significant costs invested in building the Company's corporate infrastructure, offset by an increase in the level of accounts payable and accrued expenses.

         The Company's working capital was $2,015,100 at June 30, 1998, as compared to $2,074,800 at December 31, 1997. The decrease in the Company's working capital during the period is principally attributable to the Company using the net proceeds received from assorted private placement transactions to close the acquisitions of Solsource, HV Jones, OST and OBS. An additional $1,700,000 was applied by the Company to support the operations and pay-off short-term debt of Solsource, HV Jones and OST.

         During the second quarter of 1998, the Company secured financing from Bank of America ("BofA") and Finova Capital Corporation ("Finova") totaling $12.5 million. The Company received a $5 million line of credit from B of A for working capital needs along with a $7.5 million inventory financing line from Finova. As of June 30, 1998, there were no outstanding borrowings under any of the facilities. As of the date of this Report, the Company had drawn approximately $750,000 under the line of credit facility. The inventory financing allows the Company to procure a greater volume of product while enhancing the cash flow of the Company due to the extended terms provided by the facility. The availability of the working capital facility provides additional resources to expand current operations.

         The Company's line of credit with BofA contains customary financial covenants requiring the maintenance of certain financial ratios. As of June 30, 1998, the Company was not in compliance with certain of its financial covenants due primarily to the Company's acquisition strategy which caused it to increase corporate infrastructure in anticipation of sales growth. As a result of its growth strategy, management does not believe that the financial covenants are accurate measures of the Company's financial health. Accordingly, management is presently in negotiations with BofA in order to seek modifications to the loan covenants which are more reflective of the Company's growth strategy. While management is confident that these discussions will result in modified covenants or appropriate waivers, there can be no assurances to that effect. If the Company is unable to renegotiate the loan covenants, it may be caused to obtain replacement financing, the availability of which cannot be assured. A disruption in the availability of this, or a similar loan facility for more than the short term, could adversely effect the Company's liquidity. This could have the effect of reducing the scope of current operations and or delaying the Company's acquisition program.

         Subject to the foregoing, the Company believes that its current working capital, available financing and the anticipated cash flow from operations will be adequate to fund operations for the near term. However, the Company has commenced an aggressive acquisition strategy which is likely to require additional financing in the near term. The Company intends to finance these acquisitions primarily through the use of cash, funds from debt facilities, if and when available, and shares of its Common Stock or other securities. In the event that the Company's Common Stock does not attain or maintain a sufficient market value or potential acquisition candidates are otherwise unwilling to accept the Company's securities as part of the purchase price for the sale of their businesses, the Company may be required to utilize more of its cash resources, if available, in order to continue its acquisition program. If the Company does not have sufficient cash resources, through either operations or from debt facilities, its growth could be limited unless it is able to obtain such additional capital.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"), which is effective for financial statements for periods beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. . The adoption of this statement on January 1, 1998 had no impact on the Company's financial statement presentation or related disclosures.


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

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is effective for the Company in 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The standard also provides specific guidance for accounting for derivatives designated as hedging instruments. The Company is currently evaluating what impact this standard will have on its financial statements.

PART II.          OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

MODIFICATION OF INSTRUMENTS DEFINING THE RIGHTS OF HOLDERS OF THE COMPANY'S COMMON STOCK.

                  On June 12, 1998, the Company held its Annual Meeting of Stockholders (the "Meeting"). At the Meeting, the Company's stockholders approved a number of amendments to the Company's Restated Certificate of Incorporation (the "Certificate") which affected the rights of the holders of the Company's Common Stock.. The amendments are attached hereto as an exhibit and the description set forth below is qualified in its entirety by reference to such exhibit. These amendments consisted of the following:

                  1. Classified Board. The Certificate was amended to provide for the classification of the Board of Directors of the Company into three separate classes, each to serve for three-year terms with one class to be elected at each annual meeting of Stockholders after 1998. The amendment also provides that directors may only be removed for cause and by the affirmative vote of two-thirds of the Company's stockholders entitled to vote thereon. Prior to the adoption of this amendment, the Company's stockholders were entitled to elect the entire Board of Directors at each annual stockholders' meeting and could remove a director for any reason upon the affirmative vote of a majority of the stockholders entitled to vote thereon. This amendment will have the effect of making it more difficult for stockholders to remove directors from office and will require two annual meetings in order for stockholders to elect a majority of the Board of Directors thereby making it more difficult for holders of the Company's Common Stock to affect the composition of the Company's Board of Directors in the short term. For these reasons, this amendment could have certain anti-takeover effects by deterring unsolicited takeover attempts.

                  2. Increase in the Authorized Shares. The Company's Certificate was amended to increase the number of shares of preferred stock available for issuance from 1,000 to 10,000,000 and the number of shares of common stock available for issuance from 10,000,000 to 50,000,000. These increases in the number of authorized shares could result in substantial dilution to the Company's existing stockholders and to the extent it provides the Board of Directors with the flexibility to use authorized but unissued common and preferred shares to frustrate persons seeking to effect a takeover or otherwise gain control of the Company, these amendments could have possible anti-takeover effects.

                  3. Supermajority Voting Provision. The Company's Certificate was also amended to require the affirmative vote of holders of two-thirds of the Company's outstanding shares of capital stock entitled to vote thereon in order to approve future amendments to the Company's Certificate unless the proposed amendment was adopted by the affirmative vote of at least eighty percent (80%) of the Board of Directors. Prior to this amendment, any and all amendments to the Company's Certificate required the affirmative vote of a majority of the outstanding shares of capital stock entitled to vote thereon. This amendment will have the effect of making it more difficult for holders of the Company's Common Stock to make further amendments to the Company's Certificate to affect the management of the Company.

                  At the meeting of directors following the Meeting, the Board of Directors of the Company adopted Amended and Restated By-laws. The Amended and Restated Bylaws are attached hereto as an exhibit and the description set forth below is qualified in its entirety by reference to such exhibit. The following describes certain of these amendments which will affect the rights of the holders of the Company's Common Stock:

                  1. Special Meeting of Stockholders. The Company's By-laws were amended to provide that only the Board of Directors may call a special meeting of stockholders. Previously, a majority of the stockholders had the right to call a special stockholder meeting. This will have the effect of making it more difficult for holders of the Company's Common Stock to affect the management of the Company.

                  2. Advance Notice Provision. The Amended and Restated By-laws require advance notice by stockholders with respect to any stockholder nominees to the Board of Directors and any stockholder proposal to present any business at any stockholder meeting. These provisions require that in order for stockholders to present any business at any stockholder meeting or to nominate any person to serve as a director of the Company, stockholders must deliver written notice of such intent not less than fifty (50) nor more than seventy-five (75) days prior to the meeting; provided, however, in the event that less than sixty (60) days notice or prior public disclosure of the date of the meeting is given, stockholders would then have ten (10) days from such date to provide the required notice to the Company. In addition, stockholders must also provide the Company with certain information regarding any nominees to the Board including any and all information required to be disclosed in a solicitation for proxies pursuant to the Securities Exchange Act of 1934, such as the principal occupation or employment of such nominee and the number of shares of capital stock of the Company owned by such nominee. This will have the effect of making it more difficult for holders of the Company's Common Stock to affect the management of the Company by nominating persons to serve on the Company's Board of Directors or presenting business at any stockholder meeting.

CONVERSION OF SERIES B SHARES.

                  The Certificate of Designation of the Company's Series B Convertible Preferred Stock (the "Series B Shares") provides that the holders of the Series B Shares (the historic stockholders of Osage Computer Group, Inc.) are entitled to vote in the election of directors by casting votes equal to the total number of shares of Common Stock entitled to vote plus one. Accordingly, holders of the Series B Shares were permitted to elect a majority of the Board of Directors. The holders of the Series B Shares agreed to relinquish this right upon adoption of the amendment to the Company's Certificate to provide for the classification of the Board of Directors. In order to effectuate this agreement, the holders of the Series B Shares have agreed to convert all such shares into shares of Common Stock which has commenced and should be completed within the near future.

RECENT SALES OF UNREGISTERED SECURITIES.

         1. On April 24, 1998, the Company issued 333,334 shares of Common Stock to Mr. O. Jack Anderson in connection with the acquisition of 100% of the outstanding capital stock of Open System Technologies, Inc ("OST"). In conjunction with the acquisition, the Company agreed to issue 50,000 shares of Common Stock to an investment banking advisor to the Company in consideration for services provided in identifying OST as a target company and advising the Company in connection with the acquisition. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D as an issuer transaction not involving a public offering.

         2. In May 1998, the Company issued 700,000 shares of Common Stock at a purchase price of $3.50 per share to the accredited investors identified below in a private placement transaction exempt from registration pursuant to Section 4(2) of the Act and Rule 506 of Regulation D as an issuer transaction not involving a public offering. In connection with this transaction, the Company realized gross proceeds of $ 2,450,000 and paid a brokerage fee consisting of a cash commission of $147,000.

             Name                                   Shares of Common Stock
             ----                                   ----------------------
             Lancer Partners L.P. ..............         200,000
             Lancer Voyager Fund ...............         100,000
             Lancer Offshore Inc. ..............         400,000
                                                         -------
             TOTAL .............................         700,000

         3. In May 1998, the Company issued 175,000 shares of Common Stock at a purchase price of $4.25 per share to Will's Wei Corp., an accredited investor in a private placement transaction exempt from registration pursuant to Section 4(2) of the Act and Rule 506 of Regulation D as an issuer transaction not involving a public offering. In connection with this transaction, the Company realized gross proceeds of $743,750 and paid a brokerage fee consisting of a cash commission of $44,625 and warrants to purchase 25,000 shares of the Company's Common Stock at an exercise price of $4.25 per share for a term of three years.

         4. In May 1998, the Company issued 235,294 shares of Common Stock and warrants to purchase 100,000 shares of Common Stock at an exercise price of $4.25 per share for a term of three years, for an aggregate purchase price of $1,000,000 to Founders Partners IV LLC, an accredited investor, in a private placement transaction exempt from registration pursuant to Section 4(2) of the Act and Rule 506 of Regulation D as an issuer transaction not involving a public offering. In connection with this transaction, a brokerage fee was paid consisting of a cash commission of $20,000 and warrants to purchase 50,000 shares of the Company's Common Stock at an exercise price of $4.25 per share for a term of three years.

         5. On June 12, 1998, the Company issued options to purchase 1,600,000 shares of its Common Stock (the "New Options") to the former shareholders of Osage Computer Group, Inc. in exchange for the surrender by such shareholders of options to purchase 800,000 shares of its Common Stock previously granted on December 22, 1997 in connection with the Company's acquisition of Osage Computer Group, Inc. The New Options are subject to an exercise price of $4.50 and expire if not exercised by December 19, 2003. The New Options were not issued under the Company's 1993 Amended and Restated Stock Option Plan (the "Plan"). The New Options were granted to the following individuals in the following amounts:

Name                                                        Number of Options
----                                                        -----------------
Jack R. Leadbeater                                               664,000
David S. Olson                                                   664,000
Steve Rigby                                                       80,000
Chris Donohue                                                     80,000
Dale Van deVrede Family Trust                                     80,000
Rick Gunther                                                      32,000
                                                            ------------
                                                               1,600,000

         On June 12, 1998, the Company issued (also outside of the Plan) options to purchase 635,000 shares of its Common Stock to the following individuals in the following amounts:

Name                                                        Number of Options
----                                                        -----------------
John Iorillo                                                      50,000
Phil Carter                                                      510,000
Michael Poncher                                                   75,000
                                                            ------------
                                                                 635,000


         Mr. Iorillo's options are subject to an exercise price of $4.50 and expire if not exercised by December 19, 2003. Messrs. Carter and Poncher's options are subject to an exercise price of $4.50, may only be exercised to the extent they remain employed by the Company for certain periods and expire if not exercised by June 10, 2003.

         On June 12, 1998, the Company amended an option to purchase 100,000 shares of Common Stock granted to John Iorillo dated January 1, 1998. Pursuant to the amendment, the option exercise price was reduced from $5.00 to $4.50 and vesting conditions were eliminated.

         The grants of the various options identified above were exempt from registration by virtue of Section 4(2) of the Act as an issuer transaction not involving a public offering.

         6. On June 22, 1998, the Company issued 362,330 shares of Common Stock in connection with the acquisition of 100% of the outstanding capital stock of Open Business Systems, Inc. ("OBS"). The Company may have an obligation to issue additional shares of Common Stock if certain performance criteria are met. In connection with the acquisition, the Company agreed to issue 70,000 shares to an investment banking advisor to the Company in consideration for services provided in identifying OBS as a target company and advising the Company in connection with the acquisition. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 of Regulation D as an issuer transaction not involving a public offering. The shares of the Company's Common Stock were issued at the closing to the following shareholders of OBS (the "OBS Shareholders"):

Name                                                 Shares of Common Stock
----                                                 ----------------------
John Udelhofen                                                  45,291
E. Michael Durbin                                               45,291
David R. Durbin                                                 45,291
Brian Wolfe                                                     45,291
In escrow for the benefit of
the OBS Shareholders                                          181,166
                                                         ------------
                                                              362,330

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  On June 12, 1998, the Company held the Meeting. At the Meeting, Jack R. Leadbeater and David S. Olson were elected as directors of the Company to serve until the 2001 Annual Meeting of Stockholders, John Iorillo was elected as a director of the Company to serve until the 2000 Annual Meeting of Stockholders and Andrew P. Panzo and Michael G. Glynn were elected as directors of the Company to serve until the 1999 Annual Meeting of Stockholders. Holders of the Company's Common Stock and Series B Preferred Stock voted together as a single class with respect to the election of directors. The following table sets forth the results of these elections:

                            Common and Series B         Common and Series B
Director                      Shares Voted For            Shares Withheld
--------                      ----------------            ---------------
Jack R. Leadbeater                  4,143,341.5                  23
David S. Olson                      4,143,341.5                  23

John Iorillo                        4,143,341.5                  23
Andrew P. Panzo                     4,088,339                55,025.5
Michael G. Glynn                    4,066,336.5              77,028


         At the Meeting, the holders of the Company's Common Stock and Series B Preferred Stock voted as separate classes to approve each of the following proposals:

         1. An amendment to the Company's Restated Certificate of Incorporation to provide for the classification of the Company's Board of Directors into three separate classes each to serve for three-year terms with one class to be elected at each annual meeting of stockholders after 1998. At the Meeting, 4,143,075 shares of Common Stock and 47.5 shares of Series B Preferred Stock were voted for, 221 shares of Common Stock and no shares of Series B Preferred Stock were voted against and 21 shares of Common Stock and no shares of Series B Preferred Stock abstained with respect to this proposal.

         2. An amendment to the Company's Restated Certificate of Incorporation to require a supermajority vote of stockholders to approve amendments to the Company's Certificate of Incorporation. At the Meeting, 4,140,694 shares of Common Stock and 47.5 shares of Series B Preferred Stock were voted for, 2,603 shares of Common Stock and no shares of Series B Preferred Stock were voted against and 20 shares of Common Stock and no shares of Series B Preferred Stock abstained with respect to this proposal.

         3. An amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 50,000,000. At the Meeting, 4,142,976 shares of Common Stock and 47.5 shares of Series B Preferred Stock were voted for, 312 shares of Common Stock and no shares of Series B Preferred Stock were voted against and 29 shares of Common Stock and no shares of Series B Preferred Stock abstained with respect to this proposal.

         4. An amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Preferred Stock from 1,000 to 10,000,000. At the Meeting, 4,142,991 shares of Common Stock and 47.5 shares of Series B Preferred Stock were voted for, 289 shares of Common Stock and no shares of Series B Preferred Stock were voted against and 37 shares of Common Stock and no shares of Series B Preferred Stock abstained with respect to this proposal.

         5. An amendment to the Company's 1993 Stock Option Plan (the "Plan") to increase the number of shares available for issuance pursuant to option grants under the Plan from 100,000 to 2,000,000. At the Meeting, 4,142,924 shares of Common Stock and 47.5 shares of Series B Preferred Stock were voted for, 359 shares of Common Stock and no shares of Series B Preferred Stock were voted against and 34 shares of Common Stock and no shares of Series B Preferred Stock abstained with respect to this proposal.

         6. The ratification of Deloitte & Touche to serve as the Company's independent auditors for the fiscal year ending December 31, 1998. At the Meeting, 4,143,279 shares of Common Stock and 47.5 shares of Series B Preferred Stock were voted for, 17 shares of Common Stock and no shares of Series B Preferred Stock were voted against and 21 shares of Common Stock and no shares of Series B Preferred Stock abstained with respect to this proposal.

ITEM 5.     OTHER INFORMATION.

         On March 31, 1998, the Company filed a registration statement ("Registration Statement") on Form SB-2 with the Securities and Exchange Commission relating to the resale to the public by certain selling security holders of 4,351,982 shares, subject to adjustment, of common stock, $.01 par value per share. On June 10, 1998 the Registration Statement was declared effective by the Securities and Exchange Commission.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)      Exhibits:

EXHIBIT
NUMBER
(REFERENCED TO
ITEM 601 OF                DESCRIPTION                                           METHOD OF FILING
REG. S-B)


3.9           Certificate of Amendment to the Certificate of                     Filed herewith
              Incorporation of Osage Systems Group, Inc. dated
              June 12, 1998

3.10          Amended and Restated Bylaws dated June 12, 1998                    Filed herewith

9.2           Amendment to Voting Trust Agreement                                Filed herewith

10.1          Amended and Restated 1993 Stock Option Plan                        Filed herewith

10.23         Amendment to Employment Agreement of Jack R.                       Filed herewith
              Leadbeater
10.24         Amendment to Employment Agreement of David S. Olson                Filed herewith

10.25         Termination Benefits Agreement of Jack R.                          Filed herewith
              Leadbeater

10.26         Termination Benefits Agreement of David S. Olson                   Filed herewith


10.27         Option to purchase 664,000 shares granted to Jack R.               Filed herewith
              Leadbeater dated June 12, 1998

10.28         Option to purchase 664,000 shares granted to David                 Filed herewith
              S. Olson dated June 12, 1998

10.29         Option to purchase 50,000 shares granted to John                   Filed herewith
              Iorillo dated June 12, 1998

10.30         Option to purchase 100,000 shares granted to John                  Filed herewith
              Iorillo dated January 1, 1998

10.31         Amendment to Option to purchase 100,000 shares                     Filed herewith
              granted to John Iorillo dated June 12, 1998

27            Financial Data Schedule                                            Filed herewith


         (b)      Reports on Form 8-K:

                  (i) An Amendment to Form 8-K (Form 8-K/A) was filed with the Securities and Exchange Commission on May 22, 1998 amending a previously filed Form 8-K dated as of March 17, 1998 relative to the Company's acquisition of Solsource Computers, Inc. and H.V. Jones, Inc. The Amendment contained the historical "Financial Statements of Acquired Businesses" and "Pro Forma Financial Information" required under Items 7(a) and 7(b) of Form 8-K.

                  (ii) An Amendment to Form 8-K (Form 8-K/A) was filed with the Securities and Exchange Commission on June 8, 1998 amending a previously filed Form 8-K dated as of April 24, 1998 relative to the Company's acquisition of Open System Technologies, Inc. The Amendment contained the historical "Financial Statements of Acquired Businesses" and "Pro Forma Financial Information" required under Items 7(a) and 7(b) of Form 8-K.

                  (iii) A Report on Form 8-K was filed with the Securities and Exchange Commission on July 7, 1998 relating to the Company's acquisition of Open Business Systems, Inc. as of June 22, 1998. The Report omitted the information required under Items 7(a) and 7(b) of Form 8-K which will be provided by amendment in accordance with applicable Securities and Exchange Commission rules.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


OSAGE SYSTEMS GROUP, INC.


By:/s/ Jack R. Leadbeater                           Dated:  August 14, 1998
   ----------------------
     Jack R. Leadbeater
     Chairman of the Board and
     Chief Executive Officer

By:/s/ John Iorillo                                 Dated:  August 14, 1998
   ----------------
     John Iorillo
     Chief Financial Officer (Principal
     Financial and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT NUMBER
(REFERENCED TO ITEM                 DESCRIPTION
601 OF REG. S-B)

3.9 Certificate of Amendment to the Certificate of Incorporation of Osage Systems Group, Inc.
                     dated June 12, 1998

3.10                 Amended and Restated Bylaws dated June 12, 1998

9.2                  Amendment to Voting Trust Agreement

10.1                 Amended and Restated 1993 Stock Option Plan

10.23                Amendment to Employment Agreement of Jack R. Leadbeater

10.24                Amendment to Employment Agreement of David S. Olson

10.25                Termination Benefits Agreement of Jack R. Leadbeater

10.26                Termination Benefits Agreement of David S. Olson

10.27                Option to purchase 664,000 shares granted to Jack R.
                     Leadbeater dated June 12, 1998

10.28                Option to purchase 664,000 shares granted to David
                     S. Olson dated June 12, 1998

10.29                Option to purchase 50,000 shares granted to John
                     Iorillo dated June 12, 1998

10.30 Option to purchase 100,000 shares granted to John Iorillo dated January 1, 1998

10.31 Amendment to Option to purchase 100,000 shares granted to John Iorillo dated June 12, 1998

27                   Financial Data Schedule