Form 10QSB
period 1998-09-30
OSAGE SYSTEMS GROUP INC
filed 1998-11-16
CIK 898802

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                  (1)   Yes       X       No
                  (2)   Yes       X       No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's sole class of common stock, as of November 9, 1998 was 9,456,473 shares.

Transitional Small Business Disclosure Format:

                        Yes               No  X

                            OSAGE SYSTEMS GROUP, INC.

                                      INDEX

                                                                                   Page
                                                                                   ----
PART I        FINANCIAL INFORMATION*

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of September 30, 1998
              (unaudited) and December 31, 1997                                      1

              Unaudited Condensed Consolidated Statements of Operations for the
              Three and Nine Months ended September 30, 1998 and 1997                2

              Unaudited Condensed Consolidated Statements of Cash Flows for the
              Nine Months ended September 30, 1998 and 1997                          3

              Notes to Unaudited Condensed Consolidated Financial Statements       4 - 8

     Item 2.  Management's Discussion and Analysis or Plan of Operation            8 - 18

PART II.      OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds                              19

     Item 6.  Exhibits and Reports on Form 8-K                                    19 - 20


* The accompanying financial information is not covered by an Independent Certified Public Accountant's Report.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Osage Systems Group, Inc.
Condensed Consolidated Balance Sheets

                                                               September 30, 1998
                                                                     (Unaudited)    December 31, 1997
                                                               ------------------   -----------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                          $  1,814,512      $  2,576,323
  Accounts receivable - net of allowance for doubtful
    accounts of $52,000 in 1998 and $15,000 in 1997                    10,633,783         1,974,496
  Inventories                                                             477,557             6,672
  Prepaid expenses and other current assets                               445,577            25,728
  Deferred income taxes                                                   778,000           210,000
                                                                     ------------      ------------
     Total current assets                                              14,149,429         4,793,219
                                                                     ------------      ------------
FURNITURE AND EQUIPMENT - net                                           1,020,024            86,881

GOODWILL, less accumulated amortization of $282,869                    12,743,355

OTHER ASSETS                                                               48,481
                                                                     ------------      ------------

TOTAL                                                                $ 27,961,289      $  4,880,100
                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                                      $    949,252
  Accounts payable                                                      8,574,756      $  1,948,802
  Accrued expenses                                                      2,575,096           507,395
  Deferred revenue                                                         24,120
  Income taxes payable                                                     29,500           262,182
                                                                     ------------      ------------
     Total current liabilities                                         12,152,724         2,718,379
                                                                     ------------      ------------

NOTES PAYABLE                                                             227,173

OTHER                                                                     419,995

STOCKHOLDERS'  EQUITY:
  Series A Preferred, $100 stated value - authorized,
    issued and outstanding, 10 shares in 1998 and 122
    shares in 1997; total liquidation preference, $300,000
    in 1998 and $3,660,000 in 1997                                          1,000            12,200
  Series B Preferred, $100 stated value - authorized,
    issued and outstanding, 50 shares in 1997; total liquidation
    preference, $1,500,000                                                                    5,000
  Series C Preferred, $50 stated value - authorized,
    issued and outstanding, 50 shares; total liquidation
    preference, $750,000                                                    2,500
  Common stock, $.01 par value - authorized, 50,000,000
    shares; issued and outstanding, 9,306,773 shares in                    93,067
    1998 and 4,820,000 shares in 1997                                                        48,200
  Additional paid-in-capital                                           16,396,236         2,772,246
  Retained earnings (deficit)                                          (1,331,406)         (675,925)
                                                                     ------------      ------------
     Total stockholders' equity                                        15,161,397         2,161,721
                                                                     ------------      ------------
TOTAL                                                                $ 27,961,289      $  4,880,100
                                                                     ============      ============


See notes to unaudited condensed consolidated financial statements.

Osage Systems Group, Inc.
Unaudited Condensed Consolidated Statements of Operations

                                                          Three Months Ended                  Nine Months Ended
                                                   --------------------------------    --------------------------------
                                                   Sept. 30, 1998    Sept. 30, 1997    Sept. 30, 1998    Sept. 30, 1997
                                                   --------------    --------------    --------------    --------------
NET SALES                                          $ 19,682,686      $  3,659,682      $ 38,090,289      $  8,588,163

COST OF SALES                                        15,381,384         2,953,209        30,528,129         6,816,471
                                                   ------------      ------------      ------------      ------------
  Gross profit                                        4,301,302           706,473         7,562,160         1,771,692
                                                   ------------      ------------      ------------      ------------

OPERATING EXPENSES:
  Selling, general and administrative expenses        4,068,931           596,643         8,091,389         1,458,214
  Depreciation and amortization                         248,761            12,600           436,362            37,800
                                                   ------------      ------------      ------------      ------------
     Total operating expenses                         4,317,692           609,243         8,527,751         1,496,014
                                                   ------------      ------------      ------------      ------------
OPERATING (LOSS) INCOME                                 (16,390)           97,230          (965,591)          275,678

INTEREST - net                                          (79,994)              382           (53,890)            3,044
                                                   ------------      ------------      ------------      ------------
(LOSS) INCOME BEFORE BENEFIT FOR INCOME TAXES           (96,384)           97,612        (1,019,481)          278,722

BENEFIT FOR INCOME TAXES                                (40,000)                           (364,000)
                                                   ------------      ------------      ------------      ------------
NET (LOSS) INCOME                                  $    (56,384)     $     97,612      $   (655,481)     $    278,722
                                                   ============      ============      ============      ============
(LOSS) INCOME PER COMMON SHARE -
  BASIC AND DILUTED                                $      (0.01)     $       0.01      $      (0.09)     $       0.04
                                                   ============      ============      ============      ============
WEIGHTED AVERAGE SHARES OUTSTANDING                   8,908,379         8,908,379         7,017,037         7,017,037
                                                   ============      ============      ============      ============


See notes to unaudited condensed consolidated financial statements.

Osage Systems Group, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

                                                                                         Nine Months Ended
                                                                                  --------------------------------
                                                                                  Sept. 30, 1998    Sept. 30, 1997
                                                                                  --------------    --------------
OPERATING ACTIVITIES:
  Net (loss) income                                                                $  (655,481)     $   278,722
  Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
     Depreciation and amortization                                                     436,362           37,800
     Deferred income taxes                                                            (176,231)         (55,000)
  Changes in operating assets and liabilities:
    Accounts receivable                                                             (4,425,113)        (304,432)
    Inventories                                                                         59,458           (3,595)
    Prepaid expenses and other assets                                                 (269,335)          35,317
    Accounts payable                                                                 3,057,505          349,859
    Accrued expenses                                                                 1,442,881          160,054
    Deferred revenue                                                                    (1,011)
    Income taxes payable                                                              (232,682)
                                                                                   -----------      -----------
       Net cash (used in) provided by operating activities                            (763,647)         498,725
                                                                                   -----------      -----------
INVESTING ACTIVITIES:
    Capital expenditures                                                              (590,242)         (16,612)
    Acquisition costs, net of cash received of $185,227                             (5,233,896)
    Investments                                                                                        (100,000)
                                                                                   -----------      -----------
       Net cash used in investing activities                                        (5,824,138)        (116,612)
                                                                                   -----------      -----------

FINANCING ACTIVITIES:
    Net repayments on notes payable                                                   (319,787)         (25,451)
    Net proceeds from sale of common stock                                           6,086,598
    Net increase in note receivable                                                     59,163
    Purchase of treasury stock                                                                         (105,830)
                                                                                   -----------      -----------
       Net cash provided by (used in) financing activities                           5,825,974         (131,281)
                                                                                   -----------      -----------

NET (DECREASE) INCREASE IN CASH                                                       (761,811)         250,832

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       2,576,323              564
                                                                                   -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 1,814,512      $   251,396
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

      The consolidated financial statements include the accounts of Osage Systems Group, Inc. ("Osage") and its wholly-owned subsidiaries, Osage Computer Group, Inc. ("Osage"), Solsource Computers, Inc. ("Solsource"), H.V. Jones, Inc. ("HV Jones"), Open System Technologies, Inc. ("OST"), Open Business Systems, Inc. ("OBS") and Osage Systems Group Minnesota, Inc., (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior financial statements to conform to the current classifications.

      The information presented within the accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited Financial Statements for the fiscal years ended December 31, 1997 and 1996 and "Management's Discussion and Analysis or Plan of Operation" from the 1997 Annual Report on Form 10-KSB.

2.    Recent Acquisitions.

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

      Subsequent to September 30, 1998, the Company completed the acquisitions of Electronic Commerce Network Solutions Corporation ("E-Comm") and the systems integration business of IntraNet Solutions, Inc. (NASDAQ: INRS).

      On October 8, 1998, Osage acquired E-Comm pursuant to the terms of an Agreement and Plan of Merger. Upon closing, through a wholly-owned subsidiary, Osage acquired 100% of the outstanding stock of E-Comm for merger consideration of $1,250,000; consisting of $232,500 in cash, $930,000 in newly issued common shares priced at $6.21 per share and $87,500 in a key employee retention program. In addition, the merger consideration included earn-out incentive shares to be issued if E-Comm achieves certain performance targets.

      On October 15, 1998, Osage completed the acquisition of the systems integration business of IntraNet Solutions, Inc. for merger consideration of $1,600,000; consisting of $715,000 in cash, $785,000 in the form of a Note, in which $250,000 shall be due and payable within 30 days after the Closing and the remaining principal amount of $535,000 shall be due and payable within 90 days after the Closing, and $100,000 in a key employee retention program. In addition, the merger consideration included earn-out incentive shares to be issued based upon predetermined financial criteria.

3.    Pro Forma Information.

      The following pro forma summary presents the consolidated results of operations of the Company as if the acquisitions completed during the period had occurred as of January 1, 1997, and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future. The pro forma summary data for the nine months ended September 30, 1998 and 1997 combines historical financial information of Osage, Solsource, HV Jones, OST and OBS for the nine months ended September 30, 1998 and 1997.


      PRO FORMA INFORMATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND
      1997

                                                1998                1997

      Net Sales                          $49,031,166           $33,284,722

      Net (loss) income                  $(1,765,205)          $   163,168

      Net (loss) income per share:
         basic and diluted               $     (0.25)          $      0.02

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

      Net income (loss) per common share is computed by dividing net income
      (loss) by the weighted average number of common shares outstanding during the period after giving effect to stock options and the conversion of preferred shares considered to be dilutive. Because the Company incurred a loss for the three and nine month periods ended September 30, 1998, the effects of the potential dilutive securities are not included in the calculations.

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

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is effective for the Company in 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The standard also provides specific guidance for accounting for derivatives designated as hedging instruments. The Company is currently evaluating what impact, if any, this standard will have on its financial statements.

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

      The deferred income tax asset at September 30, 1998 is comprised of the following:

      Net operating loss carryforward                       $ 464,000

      Use of cash basis of accounting for income tax          (43,000)
      purposes
      Allowance for doubtful accounts                          21,000
      Deferred compensation                                   320,000
      Other                                                    16,000
                                                            ---------
      Net current asset                                     $ 778,000
                                                            =========


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

      The Company's objective is to provide clients with comprehensive information technology products, services and support. Management plans to achieve this goal through a combination of external growth through acquisitions as well as internal growth through expansion of operations. The Company is currently pursuing an aggressive acquisition strategy to enhance its position in its current markets and acquire operations in new markets. The focus of this strategy is on acquiring candidates who management believes are likely to benefit from the Company's long-term growth strategy and status as a public company. Through its acquisition parameters, the Company is continuing to seek and identify target companies who have a proven record of delivering high-quality technical services, a customer base of large and mid-sized companies and operations that offer synergies with existing or anticipated segments of the Company's business.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

      The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                      ---------------------------------------------------------
                                                   1998                         1997
                                      ---------------------------------------------------------
                                                          % OF                           % OF
                                          AMOUNT        NET SALES       AMOUNT        NET SALES
                                          ------        ---------       ------        ---------
NET SALES                             $ 19,682,686       100.0%    $  3,659,682         100.0%
COST OF SALES                           15,381,384        78.1        2,953,209          80.7
                                      ------------       -----     ------------         -----
     Gross profit                        4,301,302        21.9          706,473          19.3
                                      ------------       -----     ------------         -----

OPERATING EXPENSES:
  Selling, general and                   4,068,931        20.7          596,643          16.3
  administrative expenses
  Depreciation and amortization            248,761         1.3           12,600            .3
                                      ------------       -----     ------------         -----
    Total operating expenses             4,317,692        22.0          609,243          16.6
                                      ------------       -----     ------------         -----

(LOSS) INCOME FROM OPERATIONS              (16,390)        (.1)          97,230           2.7
INTEREST - NET                             (79,994)        (.4)             382            --
                                      ------------       -----     ------------         -----

(LOSS) INCOME BEFORE BENEFIT FOR
INCOME TAXES                               (96,384)        (.5)          97.612           2.7

BENEFIT FOR INCOME TAXES                   (40,000)        (.2)
                                      ------------       -----     ------------         -----

NET (LOSS) INCOME                     $    (56,384)        (.3%)   $     97,612           2.7%
                                      ============       =====     ============         =====
NET INCOME (LOSS) PER SHARE:
 Basic and Diluted                    $       (.01)                $        .01
                                      ============                 ============


      Revenues. Net sales increased by 438%, or $16.0 million to $19.7 million, for the three months ended September 30, 1998 as compared to $3.7 million for the same prior year period. This increase in net sales was principally attributable to the acquisitions of Solsource, HV Jones, OST and OBS during the current period and increased product sales to new and existing customers as the Company experienced favorable market acceptance of new products introduced by the Company's major vendors combined with increased market penetration in the Company's expanding territories. Net sales resulting from the acquisitions of Solsource, HV Jones, OST and OBS amounted to $15.6 million for the three months ended September 30, 1998. Consulting revenues increased by 1,608%, or $1,863,600, to $1,979,500, for the three months ended September 30, 1998 as compared to $115,900 for the same prior year period. This increase was primarily attributable to demand for the Company's consulting services and technical support resulting from the Company's increased focus on the service component of its revenue base especially as it relates to the Company's Java Development and Enterprise Resource Planning ("ERP") practices coupled with the acquisitions made during the year. Management expects that net sales will continue to increase as the Company further implements its acquisition strategy and more fully recognizes the revenue contribution from its recently acquired companies (See "Acquisition Strategy").

      Gross Profit. The Company's cost of sales include primarily, in the case of product sales, the cost to the Company of products acquired for resale, and in the case of services and support revenue, salaries and related costs. The Company's gross profit increased by 509% or $3.6 million to $4.3 million for the three months ended September 30, 1998 as compared to $.7 million for the same prior year period. Gross profit margin increased to 21.9% during the three months ended September 30, 1998, as compared to 19.3% experienced during the same prior year period. During the three month period ended September 30, 1998, the Company experienced an overall increase in its gross profit margin. This was primarily due to an increase in the services portion of the Company's business which has higher margins as compared to product sales. Management believes that in the long term it will be able to sustain or improve its profit margin as a result of its focus on providing a broad spectrum of products, services and support packages, and through a greater emphasis on consulting and support services, which typically have a higher profit margin.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, commissions, employee benefits, travel, promotion and related marketing costs. Selling, general and administrative expenses increased by 582% or $3.5 million to $4.1 million for the three months ended September 30, 1998 as compared to $.6 million for the same prior year period. Also, during the three months ended September 30, 1998, as a percent of net sales, selling, general and administrative expenses increased to 20.7%, from 16.3% experienced during the same prior year period. This increase in expenses is primarily attributable to the expansion of the Company's infrastructure as it became publicly held during the fourth quarter of 1997 and implemented an aggressive growth strategy during 1998. This resulted in a significant increase in the Company's administrative personnel and travel and promotion expenses. Corresponding increases in legal and accounting fees were also incurred by the Company in connection with its financing and acquisition activities and for historical audits performed on assorted acquisition targets. Management believes that its selling, general and administrative expenses will continue to be more fully absorbed as the Company further implements its acquisition strategy (See "Acquisition Strategy").

      Depreciation and Amortization. Depreciation and amortization increased 1,874%, or $236,200, for the three months ended September 30, 1998 as compared to the same prior year period. This increase was primarily due to the amortization of goodwill and depreciation of assets acquired in connection with the acquisitions that occurred during the year.

      Net Income (Loss). During the three months ended September 30, 1998, the Company incurred a net loss of $56,400 as compared to net income of $97,600 for the same prior year period. The net loss for the current period, however, includes $248,800 of non-cash charges relating to depreciation and amortization resulting from the Company's acquisition program. Additional factors contributing to the Company's net loss consisted of significant increases in the Company's overhead expenses as corporate infrastructure was established in anticipation of future growth through the Company's acquisition program. Management believes that as net sales continue to increase, overhead costs associated with corporate infrastructure will be more fully absorbed.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

      The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------------------------------
                                                   1998                        1997
                                      --------------------------------------------------------
                                                         % OF                          % OF
                                          AMOUNT       NET SALES       AMOUNT        NET SALES
                                          ------       ---------       ------        ---------
NET SALES                             $ 38,090,289       100.0%    $  8,588,163        100.0%
COST OF SALES                           30,528,129        80.1        6,816,471         79.4
                                      ------------       -----     ------------        -----
   Gross profit                          7,562,160        19.9        1,771,692         20.6
                                      ------------       -----     ------------        -----

OPERATING EXPENSES:
  Selling, general and
  administrative expenses                8,091,389        21.3        1,458,214         17.0
  Depreciation and amortization            436,362         1.1           37,800           .4
                                      ------------       -----     ------------        -----
    Total operating expenses             8,527,751        22.4        1,496,014         17.4
                                      ------------       -----     ------------        -----

(LOSS) INCOME FROM OPERATIONS             (965,591)       (2.5)         275,678          3.2
INTEREST INCOME - NET                      (53,890)        (.2)           3,044           --
                                      ------------       -----     ------------        -----

 (LOSS) INCOME BEFORE BENEFIT FOR
INCOME TAXES                            (1,019,481)       (2.7)         278,722          3.2

BENEFIT FOR INCOME TAXES                  (364,000)       (1.0)
                                      ------------       -----     ------------        -----

NET (LOSS) INCOME                     $   (655,481)       (1.7%)   $    278,722          3.2%
                                      ============       =====     ============        =====
NET (LOSS)  INCOME PER SHARE:
 Basic and Diluted                    $       (.09)                $         04
                                      ============                 ============


      Revenues. Net sales increased by 344%, or $29.5 million to $38.1 million, for the nine months ended September 30, 1998 as compared to $8.6 million for the same prior year period. This increase in net sales was principally attributable to the acquisitions of Solsource, HV Jones, OST and OBS during the period and increased product sales to new and existing customers as the Company experienced favorable market acceptance of new products introduced by the Company's major vendors combined with increased market penetration in the Company's expanding territories. Net sales resulting from the acquisitions of Solsource, HV Jones, OST and OBS amounted to $24.6 million for the nine months ended September 30, 1998. Consulting revenues increased by 803%, or $2,469,200, to $2,776,600, for the nine months ended September 30, 1998 as compared to $307,400 for the same prior year period. This increase was primarily attributable to demand for the Company's consulting services and technical support resulting from the Company's increased focus on the service component of its revenue base especially as it relates to the Company's Java Development and ERP practices coupled with the acquisitions made during the year. Management expects that net sales will continue to increase as the Company further implements its acquisition strategy and more fully recognizes the revenue contribution from its recently acquired companies (See "Acquisition Strategy").

      Gross Profit. The Company's cost of sales include primarily, in the case of product sales, the cost to the Company of products acquired for resale, and in the case of services and support revenue, salaries and related costs. The Company's gross profit increased by 327% or $5.8 million to $7.6 million for the nine months ended September 30, 1998 as compared to $1.8 million for the same prior year period. Gross profit margin, however, decreased to 19.9% during the nine months ended September 30, 1998, as compared to 20.6% experienced during the same prior year period. During the second half of 1997 and the first half of 1998, the Company experienced an overall decrease in its gross profit margin. This decrease was primarily due to cost reductions passed on to the Company's customers from its major vendors as a result of an increase in demand for the Company's products which occurred as certain customers increased their volume of purchases. Management believes that in the long term it will be able to improve its profit margin as a result of its focus on providing a broad spectrum of products, services and support packages, and through a greater emphasis on consulting and support services, which typically have a higher profit margin.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, commissions, employee benefits, travel, promotion and related marketing costs. Selling, general and administrative expenses increased by 455% or $6.6 million to $8.1 million for the nine months ended September 30, 1998 as compared to $1.5 million for the same prior year period. Also, during the nine months ended September 30, 1998, as a percent of net sales, selling, general and administrative expenses increased to 21.3%, from 17.0% experienced during the same prior year period. This increase in expenses is primarily attributable to the expansion of the Company's infrastructure as it became publicly held during the fourth quarter of 1997 and implemented an aggressive growth strategy during 1998. This resulted in a significant increase in the Company's administrative personnel and travel and promotion expenses. Corresponding increases in legal and accounting fees were also incurred by the Company in connection with its financing and acquisition activities and for historical audits performed on assorted acquisition targets. Management believes that its selling, general and administrative expenses will continue to be more fully absorbed as the Company further implements its acquisition strategy (See "Acquisition Strategy").

      Depreciation and Amortization. Depreciation and amortization increased 1,054%, or $398,600, for the nine months ended September 30, 1998 as compared to the same prior year period. This increase was primarily due to the amortization of goodwill and depreciation of assets acquired in connection with the acquisitions that occurred during the year.

      Net Income (Loss). During the nine months ended September 30, 1998, the Company incurred a net loss of $655,500 as compared to net income of $278,700 for the same prior year period. The net loss for the current period, however, includes $436,400 of non-cash charges relating to depreciation and amortization resulting from the Company's acquisition program and growth of its corporate infrastructure. Additional factors contributing to the Company's net loss consisted of significant increases in the Company's overhead expenses as corporate infrastructure was established in anticipation of future growth through the Company's acquisition program.

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

      Since the beginning of 1998, the Company has executed upon its acquisition strategy through the acquisition of Solsource (March 17, 1998), HV Jones (March 17, 1998), OST (April 24, 1998), OBS (June 22, 1998), E-Comm (October 8, 1998)
and the systems integration business of IntraNet Solutions, Inc. (October 15, 1998). These acquisitions were accounted for under the purchase method of accounting for business combinations. Accordingly, the Company's results of operations include only the operations of each of these companies from the date of acquisition through the end of the period reported. During the year ended December 31, 1997, Solsource, HV Jones, OST, OBS, E-Comm and the systems integration business of IntraNet Solutions, Inc. realized net sales of $7.3 million, $5.6 million, $11.9 million, $9.2 million, $.8 million and $13.8 million, respectively. On a proforma basis, the Company would have realized net sales of approximately $62.8 million during the year ended December 31, 1997 had all of these acquisitions occurred as of January 1, 1997.

      The Company's net sales are expected to continue to increase during 1998 and 1999 as the Company continues to execute upon its acquisition strategy. The Company's acquisition strategy, however, relies primarily upon identifying target companies that fit within its acquisition criteria and having sufficient financing available to complete its acquisitions. There can be no assurances that sufficient financing will be available to facilitate the continuation of the Company's acquisition program on a longer-term basis.

      Due to the early stages of the Company's acquisition program, there can be no assurances as to the long-term impact of the Company's acquisition strategy on the gross profits or net income of the Company. Through the third quarter of 1998, the acquisition strategy may have contributed towards the net loss of the Company in several respects. First, certain of the acquired companies have continued to incur losses from operations, or have required significant cash advances from the Company, which, in turn, has adversely affected the Company's results of operations. Second, the acquisition strategy has caused the Company to significantly increase its selling, general and administrative expenses which have also contributed negatively toward the Company's results of operations. As net sales continue to increase, however, the Company's overhead will be spread over a larger revenue base which is expected to have a positive impact on the Company's results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company has funded its operations primarily from cash generated by operations and, to a lesser extent, with funds from borrowings under the Company's revolving line of credit. For the nine months ended September 30, 1998, cash used in operating activities was ($763,600), compared to $498,700 of cash provided by operating activities for the same prior year period. The Company's cash flow from operations has been negatively affected primarily by the increase in accounts receivable and significant costs invested in building the Company's corporate infrastructure, offset by an increase in the level of accounts payable and accrued expenses.

      The Company's working capital was $1,996,700 at September 30, 1998, as compared to $2,074,800 at December 31, 1997. The decrease in the Company's working capital during the period is principally attributable to the Company using the net proceeds received from assorted private placement transactions to close the acquisitions undertaken during the year. An additional $1,700,000 was applied by the Company to support the operations and pay-off short-term debt of Solsource, HV Jones and OST.

      The Company's line of credit with Bank of America contained customary financial covenants requiring the maintenance of certain financial ratios. As of September 30, 1998, the Company was not in compliance with certain of its financial covenants. Outstanding borrowings at September 30, 1998 of $750,000 were subsequently repaid by the Company with funds provided by Finova Capital Corporation ("Finova") pursuant to an existing working capital relationship. In connection with the repayment, the credit agreement with Bank of America was terminated.

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

READINESS FOR THE YEAR 2000

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

      The Company believes that a majority of the costs associated with becoming Year 2000 compliant are not incremental to the Company, rather represent a reallocation of existing resources and regularly scheduled system upgrades and maintenance. In addition, the Company is currently undergoing an internal system implementation for the purpose of improving operating efficiencies, integrating companies acquired during 1998 and obtaining Year 2000 compliance once fully implemented. The Company believes that the costs of the aforementioned Year 2000 efforts are not material and estimates that such costs will be approximately $1.5 million. This estimate does not include potential expenditures related to customers or other claims. The Company currently anticipates the aforementioned evaluation of its products, services, systems and any necessary remediation to be completed by the end of the second fiscal quarter of 1999. However, there can be no assurances that these estimates will be achieved and actual results could differ from those plans.

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

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is effective for the Company in 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The standard also provides specific guidance for accounting for derivatives designated as hedging instruments. The Company is currently evaluating what impact, if any, this standard will have on its financial statements.

PART II.    OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

CONVERSION OF SERIES B SHARES.

            The Certificate of Designation of the Company's Series B Convertible Preferred Stock (the "Series B Shares") provided that the holders of the Series B Shares (the historic stockholders of Osage Computer Group, Inc.) were entitled to vote in the election of directors by casting votes equal to the total number of shares of Common Stock entitled to vote plus one. Accordingly, holders of the Series B Shares were permitted to elect a majority of the Board of Directors. The holders of the Series B Shares agreed to relinquish this right upon adoption of the amendment to the Company's Certificate to provide for the classification of the Board of Directors. In order to effectuate this agreement, the holders of the Series B Shares agreed to convert all such shares into shares of Common Stock which was completed on August 25, 1998.

RECENT SALES OF UNREGISTERED SECURITIES.

      1. In August 1998, the Company issued 70,000 shares of Common Stock at a purchase price of $4.75 per share to IT Services Corp., an accredited investor in a private placement transaction exempt from registration pursuant to Section 4(2) of the Act and Rule 506 of Regulation D as an issuer transaction not involving a public offering. In connection with this transaction, the Company realized gross proceeds of $332,500 and paid a brokerage fee consisting of a cash commission of $33,250 and warrants to purchase 35,000 shares of the Company's Common Stock at an exercise price of $5.25 per share for a term of four years.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibits:

EXHIBIT NUMBER
(REFERENCED TO
ITEM 601 OF
REG. S-B)                        DESCRIPTION                  METHOD OF FILING



27               Financial Data Schedule                      Filed herewith


            (b) Reports on Form 8-K:

                  (i) An Amendment to Form 8-K (Form 8-K/A) was filed with the Securities and Exchange Commission on September 4, 1998 amending a previously filed 8-K dated as of June 22, 1998 relative to the Company's acquisition of Open Business Systems, Inc. The Amendment contained the historical "Financial Statements of Acquired Businesses" and "Pro Forma Financial Information" required under Items 7(a) and 7(b) of Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


OSAGE SYSTEMS GROUP, INC.


By: /s/ Jack R. Leadbeater                       Dated:  November 13, 1998
    ----------------------
    Jack R. Leadbeater
    Chairman of the Board and
    Chief Executive Officer

By: /s/ John Iorillo                             Dated:  November 13, 1998
    ----------------
    John Iorillo
    Chief Financial Officer (Principal
    Financial and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT NUMBER
(REFERENCED TO
ITEM 601 OF
REG. S-B)                        DESCRIPTION

27               Financial Data Schedule