Form 10KSB40
period 1998-12-31
OSAGE SYSTEMS GROUP INC
filed 1999-03-31
CIK 898802

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              [ X ] Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   for the fiscal year ended December 31, 1998

               [ ] Transition Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
            For the transition period from                    ,
                         to                       ,

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

   Title of Each Class                  Name of Exchange on which Registered

      Common Stock,                           American Stock Exchange
     $.01 par value

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
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

Registrant's revenues for the year ended December 31, 1998:  $60,975,674.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 16, 1999, was approximately $45,213,836 based upon the closing sale price of the Registrant's Common Stock on the American Stock Exchange of $6.87 per share of Common Stock on such date. See Footnote (1) below.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         The number of shares outstanding of the Registrant's sole class of Common Stock as of March 16, 1999 was 9,411,058 shares.

         Transitional Small Business Disclosure Format (check one)

         Yes     No  X
             ---    ---

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

----------
(1) The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed. The information provided is included solely for recordkeeping purposes of the Securities and Exchange Commission.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

         WHEN USED IN THIS ANNUAL REPORT ON FORM 10-KSB AND IN OTHER PUBLIC STATEMENTS BY THE COMPANY AND COMPANY OFFICERS, THE WORDS "EXPECT", "ESTIMATE", "PROJECT", "INTEND", AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS REGARDING EVENTS AND FINANCIAL TRENDS WHICH MAY AFFECT THE COMPANY'S FUTURE OPERATING RESULTS AND FINANCIAL CONDITION. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS AND FINANCIAL CONDITION TO DIFFER MATERIALLY. SUCH FACTORS INCLUDE, AMONG OTHERS, THE RISK FACTORS DESCRIBED UNDER ITEM 1 IN THIS ANNUAL REPORT. ADDITIONAL FACTORS ARE DESCRIBED IN THE COMPANY'S OTHER PUBLIC REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISION OF THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE THEY ARE MADE OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

DESCRIPTION OF THE BUSINESS

         Osage Systems Group, Inc. (the "Company") is a multi-regional provider of network computing solutions through its twelve (12) offices located in nine
(9) states. The Company provides these solutions by deploying a life-cycle methodology which addresses all phases of a customer's information technology needs. This includes business needs analysis, systems architecture design, systems implementation and ongoing systems management support. Solutions are developed and delivered by the Company's technical consultants, who are skilled in specialized practice areas such as enterprise infrastructure, enterprise resource planning, electronic commerce, java application development, web solutions, electronic publishing and network support services. The Company's solutions integrate products that feature state of the art technology from industry-leading vendors of information technology products, such as, Sun Microsystems, Inc., Cisco Systems, Inc., Oracle Corporation, Netscape Communications Corporation, Hewlett Packard Company, Microsoft, Fore Systems, Inc., Lawson Software, Check Point Software Technologies, Ltd., Inktomi Corporation and Veritas Software Corporation.

         During 1998, the Company implemented an aggressive growth strategy based on management's belief in two fundamental concepts. First, the expanding market demand for companies with the expertise to design, integrate and implement a customer's information technology needs. Second, the competitive advantages offered by the Company's blend of specialized professional services and products. A key element of this strategy is to identify acquisition candidates that have a proven record of delivering high-quality technical services and a customer base of large and mid-sized companies which may benefit from the synergies offered by the Company's growth strategy. An additional factor is to identify acquisition candidates with expertise in higher margin professional consulting services that can be cross-sold through other Company offices. One of the principal objectives of this strategy is to develop a greater focus upon the delivery of professional consulting services, thereby offering the potential for higher profit margins and greater growth opportunities than generally available to traditional product resellers. Through implementation of this strategy, the Company intends to expand its market presence in selected regions throughout the Country. This will enable the Company to further establish the "Osage" brand name, provide a greater opportunity for cross selling and maximize operating efficiencies through the integration of certain centralized functions.

         Since the adoption of its growth strategy in the beginning of 1998, the Company has acquired six (6) companies who have significantly contributed to its revenue base. During 1998, the Company's revenues increased to $61 million, as compared to $14.2 million during 1997. On a pro forma basis, had each of the acquisitions been completed as of January 1, 1998, the Company's revenues during 1998 would have increased to $83 million.

         The Company's objective is to be recognized as one of the leading solutions providers of a customer's networking and internet computing needs. It intends to fulfill this objective by, among other things, continuing its growth strategy and shifting the focus of its product and service offerings to the development of specialized practice areas.

         The Company was originally incorporated as "Pacific Rim Entertainment, Inc." under the laws of Delaware in 1992. From 1992 through 1996, the Company had been engaged principally in the animated film production business. After several years of losses following its initial public offering in 1993, the Company suspended its business operations in 1996 and remained inactive while it sought to identify a strategic business combination with a private operating company. The Company acquired, and thereafter, assumed the historic business of Osage Computer Group, Inc. ("Osage") in a merger transaction (the "Merger") that became effective on December 22, 1997. Osage had been a provider of network computing solutions since 1989.

         The executive offices of the Company are located at 1661 East Camelback Road, Suite 245, Phoenix, Arizona, and its telephone number is (602) 274-1299.

INDUSTRY BACKGROUND

         Dealing with the forces of change such as eroding profit margins, shrinking business cycles and increased global competition has become a central issue for businesses. Organizations of all sizes have recognized information technology as being a competitive advantage in coping with such market forces. These organizations have also realized that systems built on networked technology, including client server databases, internet protocol ("IP") based networks and internet/intranet systems can be more effective in enabling this competitive advantage than are legacy systems built on older technology.

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

BUSINESS STRATEGY

         The Company's objective is to be one of the leading solutions providers for a customer's networking and internet requirements. The Company intends to fulfill this objective through a business strategy, which includes the following:

         - Continue to Expand through Strategic Acquisitions

         The Company is currently pursuing a strategic acquisition plan to add to its base of operations in certain practice areas, as well as to establish operations in new geographic markets and to add to its consulting and technical resource pool. In particular, the Company will focus its acquisition strategy on candidates that have a proven record of delivering innovative network solutions and are leaders in their regional markets. Management believes the Company will have many acquisition opportunities in a fragmented market, and that the Company can offer acquisition candidates an opportunity to continue operating their respective businesses, as well as to participate in a company with a growth strategy and liquid trading market for its securities. Given the size and highly fragmented composition of the industry, the Company believes that there is an opportunity to implement a market roll-up program within the value-added reseller industry.

         - Focus on Professional Service Component

         The Company intends to shift the blend of its product and service offerings to establish a greater focus on the development of professional service offerings within specialized practice areas. This is primarily in recognition of two factors: first, the increasing demand for experienced information technology consultants, primarily in recognition of the rapid evolution of increasingly complex computing systems; and second, to secure the increased profit margins for professional consulting services.

         - Establish the Osage Brand

         The Company believes that it can gain significant advantages from developing a highly identifiable national brand focused around its ability to be a complete solutions provider. Toward this end, the Company has commenced a rapid transition of the acquired companies from their original operating names and logos to the "Osage" name and logo. In addition, the Company has developed marketing materials, customer seminar programs, and joint-marketing programs with strategic partners intended to promote its full service capabilities.

         - Leveraging Strategic Relationships

         The Company intends to utilize its strong relationships with industry leading technology vendors. These relationships provide the Company with opportunities to develop joint marketing programs, technical education, access to advanced releases of new technology, and joint sales opportunities. The Company currently has partner relationships with Sun Microsystems, Inc., Cisco Systems, Inc., Oracle Corporation, Netscape Communications Corporation, Hewlett Packard Company, Microsoft, Fore Systems, Inc., Lawson Software, Check Point Software Technologies, Ltd., Inktomi Corporation and Veritas Software Corporation.

         Enhancing Annuity Service Base

         The Company has established a national customer service center and help desk in support of its customer base. Services are provided on an annual or multi-year contract basis. In addition to being an important customer satisfaction and retention tool, the Company views the annuity revenue stream as an important component to its business into the future. The Company intends to focus heavily on expanding this revenue base through marketing initiatives as well as through expanded service offerings, such as remote system and network monitoring, application specific support, and web server hosting, which can all be delivered through the service center infrastructure.

         - Leveraging Operational Efficiencies

         The Company is able to provide certain operational efficiencies to its acquired companies in the form of centrally managed accounting and financial reporting, human resources programs, common operating procedures, marketing and business development and vendor contract management. By automating those functions, which are appropriate, the Company believes that its regional offices will have greater ability to focus on the continued development of their customer base.

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

         Management defines a "platform acquisition" as one that creates a significant presence for the Company in a new geographic market. The Company intends, where possible, to make a platform acquisition in a targeted market by acquiring an established, high quality local company. The Company will retain the management as well as the operating, sales and technical personnel of a platform acquisition to maintain continuity of operations and customer service. The Company will seek to increase an acquired company's revenues and improve its profitability by implementing the Company's operating strategies for internal growth.

         A "tuck-in" acquisition on the other hand will more likely occur in an existing market, will be smaller than a platform acquisition and will enable the Company to offer additional services or expand into secondary markets within the region already served. When justified by the size and business line of an existing market acquisition, the Company expects to retain the management, along with the operating, sales and technical personnel of the acquired company while seeking to improve that company's profitability by implementing the Company's operating strategies. The Company also contemplates effecting tuck-in acquisitions of small companies or individual systems integration operations in existing markets. In most instances, operations acquired by tuck-in acquisition can be integrated into the Company's existing operations in that market, resulting in elimination of duplicate overhead and operating costs.

ACQUISITION PROGRAM

         During 1998, the Company completed the acquisition of six companies with combined revenues of approximately $48.4 million in their respective fiscal years prior to the acquisition. These acquisitions are intended to shift the Company's business toward the higher margin consultative and service oriented information technology solutions. These acquisitions also increased the Company's geographic presence in the Southeast, Southwest, Midwest and Southern regions of the United States, thereby allowing the Company to more effectively provide services to large regional and national accounts while at the same time utilizing skill sets from other parts of the country that may not have otherwise been available.

         The following information provides a summary of the acquisitions completed by the Company during 1998:

         SOLSOURCE COMPUTERS, INC. ("Solsource"): On March 17, 1998, the Company acquired Solsource pursuant to the terms of an Agreement and Plan of Merger. Upon closing, through a wholly-owned subsidiary, the Company acquired 100% of the outstanding capital stock of Solsource for merger consideration of $1.1 million; consisting of $200,000 in cash and $900,000 in newly issued common shares priced at $6.00 per share and certain earnout provisions. Solsource generated proforma revenues of approximately $6.5 million during the year ended December 31, 1998. Solsource provides specialized services for security audits, firewall penetration testing and anti-virus protection.

         H.V. JONES, INC. ("HV Jones"): On March 17, 1998, the Company also completed the acquisition of HV Jones pursuant to the terms of an Agreement and Plan of Merger dated February 27, 1998. Upon closing, through a wholly-owned subsidiary, the Company acquired 100% of the outstanding capital stock of HV Jones for merger consideration of $1,975,000; consisting of

$395,000 in cash, $1.58 million (105.3 shares) in Series C Convertible Preferred Stock and a two-year earnout based upon the gross profit and net income of HV Jones payable in additional shares of Common Stock. HV Jones generated proforma revenues of approximately $14.9 million during the year ended December 31, 1998. HV Jones provides proprietary services and turnkey technology infrastructure solutions in the areas of business assessment, enterprise resource planning, interoperability, database, networking and security.

         OPEN SYSTEM TECHNOLOGIES, INC. ("OST"): On April 24, 1998, the Company completed the acquisition of 100% of the outstanding capital stock of OST for merger consideration of $5.26 million; consisting of $2.76 million in cash, $2.0 million in newly issued common shares priced at $6.00 per share and $500,000 in a key employee retention program. OST generated proforma revenues of approximately $10.5 million during the year ended December 31, 1998. OST installs open-system computer products that provide businesses with comprehensive solutions for network integration, internet access, system security, network and systems management, including enterprise-wide backup. OST offers Lawson Software, a comprehensive package that streamlines business operations through integrated financial, human resources, procurement, and supply chain management software.

         OPEN BUSINESS SYSTEMS, INC. ("OBS"): On June 22, 1998, the Company completed the acquisition of 100% of the outstanding capital stock of OBS for merger consideration of $4.0 million; consisting of $2.0 million in cash, $2.0 million in newly issued common shares priced at $5.52 per share and a three-year earnout based on the sales revenues and net income of OBS payable in additional shares of Common Stock. OBS generated proforma revenues of approximately $17.9 million during the year ended December 31, 1998. OBS is known nationwide for its expertise in Java technology, a universal language that operates on any platform. OBS was the first reseller in North America to be named an Authorized Java Center by Sun Microsystems. In addition, OBS furnishes comprehensive enterprise wide networking and security solutions, with a specialty in the fields of web design and electronic commerce.

         ELECTRONIC COMMERCE NETWORK SOLUTIONS CORPORATION ("E-Comm"): On October 8, 1998, Osage acquired E-Comm pursuant to the terms of an Agreement and Plan of Merger. Upon closing, through a wholly-owned subsidiary, Osage acquired 100% of the outstanding stock of E-Comm for merger consideration of $1.25 million; consisting of $232,500 in cash, $930,000 in newly issued common shares priced at $6.21 per share, $87,500 in a key employee retention program and a two-year earnout based upon the consulting revenues of E-Comm payable in cash and additional shares of Common Stock. E-Comm generated proforma revenues of approximately $1.9 million during the year ended December 31, 1998. E-Comm is a full service system and infrastructure integration-consulting firm with services ranging from strategic planning to implementation and support. E-Comm also designs and implements mission-critical solutions including systems management, remote and mobile computing, process and workflow consulting, and distributed computing.

         INTRANET SOLUTIONS, INC. ("IntraNet"): On October 15, 1998, the Company completed the acquisition of the systems integration business of IntraNet for merger consideration of $1.6 million; consisting of $1.535 million in cash, $100,000 in a key employee retention program and a two-year earnout based upon the net revenues and gross profit generated by the former IntraNet employees retained by the Company payable in additional shares of Common Stock. The Minnesota region generated proforma revenues of approximately $13.9 million during the year ended December 31, 1998.

         Through its internal and acquisition growth, the Company expanded its operations from Phoenix, Arizona to San Diego California, Houston, Texas, Austin, Texas, San Antonio, Texas, Ft. Lauderdale, Florida, Chicago, Illinois, Minneapolis, Minnesota, Madison, Wisconsin, Washington D.C. and New York, New York.

PRODUCTS AND SERVICES

         The Company is a provider of network computing solutions. The Company's system life-cycle methodology consists of 4 major components which address all phases of a customer's information technology project including: business needs analysis, system architecture design, system implementation, and ongoing systems management and support.

         The Company has developed solutions in a number of focused practice areas. Each of these practice areas uses the system life-cycle approach to develop and deploy solutions.

Enterprise Infrastructure

         The enterprise infrastructure practice provides solutions to a customer's requirements relative to its overall computer systems and network infrastructure. In general, the overall focus of this practice is to provide a computing infrastructure that meets the customer's business requirements with respect to reliability, availability, and serviceability. Specific solutions address custom needs such as: network security, electronic messaging, systems and network design and integration, and database and application integration. The enterprise infrastructure practice partners with several industry-leading vendors of information technology products, such as Sun Microsystems, Inc., Cisco Systems, Inc., Oracle Corporation, Veritas Software Corporation, Check Point Software Technologies, Ltd., Inktomi Corporation, and Netscape Communications Corporation to deliver solutions.

         Network Security

         The growth in internet activity and connections has provided a huge opportunity for business, however, at the same time it has exposed businesses to risk through unauthorized access to corporate data which is mission-critical and confidential. It is more important now than ever to ensure that customer networks and data are secure. The Company has built a practice around data and network security, which is a rapidly growing market. The service and product offerings in this area are numerous. From a product standpoint, the Company offers software for firewalls, virus protection, attack recognition, content protection, network monitoring, data encryption, and user authentication. From a services perspective, the Company's offerings include services to build a security policy, design and implement security solutions, perform penetration testing, carry out security audits, and provide training and support.

         Network Design and Integration

         As the business community's use of and dependence upon computer networks increases, it is becoming increasingly important to implement networks which are designed to be scaleable and reliable. The Company has gained significant experience in designing and implementing both local area and wide area network architectures for its customers.

         Additionally, management believes there is a tremendous opportunity for system integrators in view of the split in the business community over the use of computer operating systems between UNIX and Microsoft Windows NT. UNIX appears to have captured a larger share of the enterprise-computing environment, whereas Windows NT has a larger percentage of the workgroup server and desktop market. The traditional enterprise application such as financial applications, distribution, manufacturing and order entry are typically run in a UNIX or mainframe environment, whereas the workgroup technologies that have been commonly deployed on the internet have been typically rendered on the Windows NT platform. In order for applications such as SAP, BAAN and Peoplesoft to be made available over the Internet, UNIX and Windows NT must be effectively integrated to a reliable and stable computing infrastructure. This creates tremendous opportunities for systems integrators such as the Company to provide network interoperability services to middle market and Fortune 1000 companies.

         Electronic Messaging

         The advent of the Internet has brought electronic messaging (e-mail) to virtually every aspect of business. While growth in this area has paved the way for companies to do business over the Internet (inter-company communication as well as business to business electronic commerce), it has also created a technology management nightmare for corporations around the world. Products from a multitude of hardware and software vendors have created a mixture of incompatible technologies. The Company helps these customers design and build messaging networks that will become the infrastructure for their e-mail systems. E-mail is no longer being looked at as a novelty. It is now being viewed by many medium and large-sized companies as a necessity. Unfortunately, these systems have not been designed with the features that are necessary to achieve compatibility among systems. The Company provides the correct mix of computer hardware, software and expertise to design and implement messaging networks and systems. The Company can help evaluate, select, test, design, implement, and support networks for a variety of end users from small single location users to large industrial multi-location users.

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

Enterprise Resource Planning ("ERP")

         Enterprise resource planning (ERP) systems are being viewed by many organizations as integral components of their business operations. ERP systems allow an organization to organize, manage, and distribute mission critical data throughout their organization. In response to this market need the Company has organized an ERP practice which is capable of delivering a complete ERP solution to its customers. The ERP practice aligned with Lawson, a leading supplier of ERP software to the middle market, provides solutions in business functional areas such as integrated financial accounting, human resources and supply chain management.

Java Development

         Sun Microsystems' Java programming language is rapidly gaining market share and momentum as the software development platform of choice for Internet applications. The Company believes that there is a tremendous emerging opportunity in the Java development market. The Company's Java development practice provides customers with custom developed application solutions. Through its authorized Java center facility, the Java development practice has delivered customized applications solutions for a number of customer business needs including: electronic bill presentment and payment, customer information management, and freight forwarding.

Electronic Commerce

         As businesses are becoming more comfortable with the stability, reliability, and security of the Internet there is a sharp increase in both the number and size of business transactions being conducted across this medium. The Company's electronic commerce practice addresses customers' requirements to utilize the World Wide Web as a vehicle for transacting business both internally and externally. The electronic commerce practice leverages its partnership with leading suppliers of electronic commerce software, such as Netscape, I-Cat, and Interworld to deliver a complete electronic commerce solution.

Web Solutions

         An organization's presence on the World Wide Web is no longer viewed as a quaint artifact but rather as an important marketing and brand development tool. The Company's web solutions practice has the skills necessary to assists customers in developing their World Wide Web strategy as well as the content required for an impactful web site. The web solutions practice also offers services in web site hosting and maintenance, which allows a customer to completely outsource their web site operations.

Electronic Publishing

         As the number of electronic documents within an organization grows, it becomes an issue as to how these documents can be managed as corporate assets. The Company's electronic publishing practice assists its customers in developing a strategy for the management and distribution of its documents. The electronic publishing practice partners with product companies such as Adobe and Intranet Solutions to deliver complete electronic publishing solutions.

Osage Support Center

         As the solutions which the Company offers to its customer base proliferates, the importance of providing high quality customer support increases. In response to this need, the Company has implemented a 24-hour by 7 day per week customer help desk and support center. The support center provides contracted levels of support to its customer base on an annual and multi-year basis.

SALES AND MARKETING

         The Company's customer base has historically been concentrated with several large customers who in 1996 and 1997 accounted for approximately 65.6% and 71.2% of net sales, respectively. This included one Fortune 500 corporation that alone accounted for 43.9% and 64.8% of net sales for 1996 and 1997, respectively. As the Company's revenues have increased and the geographic scope of its business has expanded significantly, the Company's dependence on its largest customers has substantially diminished. During 1998, the Company's three largest customers accounted for approximately 32.8% of net sales, with its two largest customers accounting for 16.7% and 10.1%, respectively, of net sales. The remainder of the Company's customers, none of whom accounted for more than 10% of net sales, were comprised of a diversified base of small to medium size companies in industries such as semi-conductor, manufacturing, publishing, hospitality, distribution, military, education and state and local government.

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

         The Company benefits from the name recognition of the products that it sells and has successfully utilized its relationships with vendors and manufacturers to build strong product and service sales. The Company currently maintains value added reseller relationships with its major suppliers: Sun Microsystems, Inc., Oracle Corporation, Cisco Systems, Inc., Veritas Software Corporation, Netscape Communications Corporation, Check Point Software Technologies, Ltd., Inktomi Corporation, Fore Systems, Inc., Lawson Software, Adobe Systems, Inc., Silicon Graphics, Inc., Merisel and Access Graphics. Management expects to continue to utilize these relationships.

         The Company believes it can gain significant advantage from developing a highly identifiable national brand focused around its ability to be a complete solutions provider. Toward this end, the Company has commenced a rapid transition of its acquisitions from their original operating names and logos to the Osage name and logo. The company also intends to develop marketing collateral, customer seminar programs and joint marketing programs with its strategic partners and suppliers.

COMPETITION

         The information technology value-added channel is comprised of a large number of participants and is subject to rapid change and intense competition. The Company will face competition from system integrators, value-added resellers, local and regional network services firms, telecommunications providers, network equipment vendors and computer system vendors, many of which have significantly greater financial, technical and marketing resources and greater name recognition and generate greater revenue than the Company does. The Company expects to continue to face additional competition from new entrants into its markets. Increased competition may result in price reductions, fewer client projects, underutilization of Company personnel, reduced operating margins and loss of market share, any of which could materially adversely effect its business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors. The failure of the Company to compete successfully would have a material adverse effect on its business, operating results and financial condition.

PERSONNEL

         As of March 16, 1999, the Company employed 173 persons, of whom 46 were engaged in sales and marketing, 79 were engaged in providing the Company's technical and consulting services and 48 were engaged in finance, administration and management functions.

         None of the Company's employees are covered by a collective bargaining agreement. There is increasing competition for experienced technical professionals and sales and marketing personnel. The Company's future success will depend in part on its ability to continue to attract, retain and motivate highly qualified personnel. The Company considers relations with its employees to be good.

RISK FACTORS

         1.       RECENT NET LOSSES

         The Company incurred a net loss of $3,024,052 for the year ended December 31, 1998, of which $2,368,571 of the loss was incurred during the fourth quarter. Although management is confident that, as greater operating efficiencies are achieved and other nonrecurring factors are addressed, the Company's losses will subside, there can be no assurances to this effect. Notwithstanding management's expectations, should material losses continue, the Company's operations would be adversely effected and the continued implementation of its acquisition program would be significantly delayed.

         2.       RISKS ASSOCIATED WITH ACQUISITION STRATEGY

         One of the central elements of the Company's business strategy is to achieve growth through acquisitions and to focus future growth on the higher margin services segment of its operations. Due to the early stages of the Company's acquisition program, there can be no assurances as to the long-term impact of the Company's acquisition strategy on the gross profits or net income of the Company. During 1998, the acquisition strategy may have contributed towards the net loss of the

Company in several respects. First, certain of the acquired companies have continued to incur losses from operations, or have required significant cash advances from the Company, which, in turn, has adversely effected the Company's results of operations. Second, the acquisition strategy has caused the Company to significantly increase its selling, general and administrative expenses which have also contributed negatively toward the Company's results of operations. As net sales continue to increase, however, the Company's overhead will be spread over a larger revenue base which is expected to have a positive impact on the Company's results of operations.

         Management anticipates that future profitability is likely to depend upon a combination of many factors. First, the continued growth of its business through acquisitions. Second, the management of the growth through the integration of the businesses acquired. Third, the continued expansion of the Company's higher margin service business. Continuation of the Company's growth strategy, however, is dependent upon a number of factors. First, the Company must continue to have adequate capital resources to continue to finance the acquisitions. In view of the Company's recent losses and limited available financing, its ability to finance cash acquisitions is presently limited. Second, the continued availability of an adequate supply of acquisition targets at reasonable purchase prices. Increased competition for acquisition candidates could reduce the pool of available targets and could increase acquisition prices.

         3.       NEED FOR ADDITIONAL FINANCING; RISKS RELATED TO ACQUISITION
                  FINANCING

            In order to pursue its acquisition strategy in the long term, the Company will require additional financing, which it will attempt to secure through a combination of traditional debt financing, the issuance of its shares and the placement of debt and equity securities. To the extent acquisitions can be financed through Company securities, the need for cash resources is somewhat mitigated. In the event that the Company's Common Stock does not attain or maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company will be required to utilize more of its cash resources, if available, in order to maintain its acquisition program. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financing.

         4. ADDITIONAL DILUTION ASSOCIATED WITH EXISTING CONVERTIBLE SECURITIES AND POSSIBLE FUTURE ACQUISITIONS.

         The Company is presently authorized to issue 50,000,000 shares of Common Stock, of which 9,411,058 are outstanding as of the date of this Report. The Company may in the future be caused to issue up to approximately 660,352 shares of its Common Stock (subject to potential upward adjustment) upon the conversion of its outstanding Series A, Series C, Series D and Series E Convertible Preferred Stock. The Company may also in the future be caused to issue up to approximately 4,212,268 shares of its Common Stock upon the exercise of outstanding stock options and warrants. Together with conversion of outstanding shares of preferred stock, an exercise of outstanding options and warrants could conceivably result in an increase in the Company's outstanding shares of Common Stock from 9,411,058 to 14,283,678 or more. Issuance of this many shares is likely to have an extremely dilutive effect upon the existing stockholders.

         The Company may also be caused to issue additional shares of Common Stock in the future in connection with earn-out provisions of certain prior acquisitions, the adjustments feature of the shares issued in the Merger, pending or future acquisitions, or for other valid business purposes within the discretion of the Board of Directors.

         5.       INFLUX OF SHARES ELIGIBLE FOR SALE

         Sales of substantial amounts of the Company's Common Stock in the public market could have an adverse effect on the market price of the Company's Common Stock and make it more difficult for the Company to sell its equity securities in the future at prices it deems appropriate. As of the date of this Report, the Company had 9,411,058 shares of Common Stock outstanding, of which approximately 4.4 million were eligible for public resale. By virtue of registration rights granted in connection with private placement transactions and acquisitions, and as a result of the lapse of the holding period for restricted securities under Rule 144 of the Securities Act of 1933, approximately 2.2 million shares will become eligible for public resale during the summer of 1999, and up to an additional approximately 2.9 million shares will become eligible for public resale periodically during the remainder of 1999. Sale of these shares in the public market, or the perception that such future sales could occur, may adversely effect the market price of the Company's Common Stock and could impair the Company's ability to obtain capital through offerings of equity securities.

         6.       CLASSIFIED BOARD; DELAWARE ANTI-TAKEOVER LAW

         The Company has classified the Board of Directors into three classes, with the members of one class (or approximately one-third of the Board) elected each year to serve a three-year term. A director may be removed only for cause by a vote of the holders of two-thirds of the Company's outstanding securities. The classified Board of Directors makes it more difficult to change majority control of the Board, which may discourage attempts by third parties to make a tender offer or otherwise obtain control of the Company, even if such attempt would be beneficial to the Company and its stockholders.

         The Company is governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware (the "GCL"), an anti-takeover law. In general, the law prohibits a public Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. "Business combination" includes mergers, asset sales and other transactions resulting in a financial benefit to the stockholder. An "interested stockholder" is a person who, together with its affiliates and associates, owns (or, within three years, did own) 15% or more of the corporation's voting stock. The supermajority voting provisions in the Company's bylaws and the provisions regarding certain business combinations under the GCL could have the effect of delaying, deferring or preventing a change in control of the Company or the removal of existing management. A takeover transaction frequently affords stockholders the opportunity to sell their shares at a premium over current market prices.

         7.       SUBSTANTIAL RELIANCE ON KEY CUSTOMERS

         The Company's dependence on its largest customers has diminished as revenues have increased and the geographic scope of its business has expanded. The largest customer which in 1996 and 1997 accounted for 43.9% and 64.8% of net sales, respectively, accounted for only 16.7% of net sales in 1998. Two other customers accounted for 6.0% and 10.1% of the Company's net sales for the year ended December 31, 1998. Based upon historical and recent results and existing relationships with customers, although the Company's dependence on its largest customers has been reduced, management believes that a substantial portion of its net sales and gross profits will continue to be derived from sales to the Company's largest customers.

         8.       SUBSTANTIAL VARIABILITY OF QUARTERLY OPERATING RESULTS

         In the past, the Company's operating results have varied substantially from quarter to quarter, and management expects that they will continue to do so. The Company's quarterly operating results are influenced by; among others:

                  -        the timing, size and stage of projects;

                  - new service introductions by the Company or its competitors;

                  -        information technology outsourcing trends;

                  - the hiring of additional staff and increased selling and administrative expenses associated with the Company's growth;

                  - changes in the Company's billing and employee utilization rates; and

                  - incurring costs for projects in periods prior to recognizing revenues for such contracts.

         The Company plans its operating expenditures based on revenue forecasts, and a revenue shortfall below such forecast in any quarter would likely adversely effect the Company's operating results for the quarter. Management believes, therefore, that past operating results and period-to-period comparisons should not be relied upon as an indication of future performance.

         9.       HIGHLY COMPETITIVE INFORMATION TECHNOLOGY SERVICES INDUSTRY

         The Company's business is highly competitive. Many of the Company's competitors have longer operating histories, possess greater industry and name recognition and have significantly greater financial, technical and marketing resources. Additionally, the Company expects to continue to face additional competition from new entrants into its markets.

         10.      COMPETITIVE MARKET FOR TECHNICAL PERSONNEL

         The Company's success on a longer-term basis, will depend upon its ability to attract, retain, train and motivate highly skilled employees, particularly project managers and other senior technical personnel. Such qualified personnel are in great demand, there is significant competition for such employees and it is likely that access to such personnel will remain limited for the foreseeable future. There can be no assurance that the Company will be successful in attracting a sufficient number of such personnel in the future, or that it will be successful in retaining, training and motivating the employees it is able to attract.

         11.      RAPID TECHNOLOGICAL CHANGE; DEPENDENCE ON NEW SOLUTIONS

         The Company's success depends in part on its ability to develop solutions that keep pace with continuing changes in information technology, evolving industry standards, and changing customer objectives and preferences. There can be no assurance that the Company will be successful in adequately addressing these developments on a timely basis. Even if these developments are addressed, the Company may not be successful in the marketplace. In addition, competitor's products or technologies may make the Company's services non-competitive or obsolete. The Company's failure to address these developments could have a material adverse effect on its business.

         12.      DEPENDENCE ON SUPPLIERS

         The Company's business depends upon an adequate supply of hardware, software products and computer systems at competitive prices and on reasonable terms. Consequently, the Company's results of operations are dependent, in part, upon the demand for, price of, technical capabilities of and quality of the products available for resale. The Company's principal supplier is Sun Microsystems, Inc. It is also supplied by Oracle Corporation, Netscape Communications Corporation, Cisco Systems, Inc. and Hewlett Packard Company.

         To mitigate the risk of product shortage, the Company attempts, when possible, to procure some hardware and software products from multiple sources. Some products are available from only a single source, as manufacturers elect to provide a direct relationship with system integrators. The Company has supply contracts with its vendors and purchases hardware and software products, and computer systems on a purchase order basis. As a result, there can be no assurance that such products will continue to be available as required at acceptable prices or on acceptable terms.

         Prior to the fourth quarter of 1998, the Company had not experienced any material problems with its suppliers. During the fourth quarter of 1998, shortages of products from the Company's principal vendor significantly disrupted the orderly flow of products and had a material adverse effect on the Company's results of operations. See ITEM 6. "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS."

         13.      EFFECTS OF YEAR 2000 ISSUE

         The purchasing patterns of clients or potential clients may be affected by year 2000 issues as companies expend significant resources to ensure that their current systems are year 2000 compliant. These expenditures may result in reduced funds being available to purchase services offered by the

Company which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, although the Company does not believe that year 2000 issues will have a significant impact on its internal operations or on solutions developed for clients where the Company has provided an express warranty regarding the year 2000 issue, there can be no assurance that the Company will not experience interruptions of operations because of year 2000 problems or become involved in disputes with clients regarding year 2000 problems involving solutions that the Company developed or implemented or the interaction of such solutions with other applications. Year 2000 problems could require the Company to incur unanticipated expenses, and such expenses could have a material adverse effect on the Company's business, financial condition and results of operations.

         14.      DIVIDENDS

         No dividends have been paid by the Company since inception and the payment of dividends on the Company's Common Stock is not contemplated in the foreseeable future. The payment of future dividends on the Company's Common Stock will be directly dependent upon our earnings, our financial needs and other similarly unpredictable factors. Earnings, if any, are expected to be retained to finance and develop the Company's business.

         15.      POTENTIAL VOLATILITY OF STOCK PRICE

         The market price of the shares of Common Stock has been and in the future may be highly volatile. Some factors that may affect the market price include:

                  - actual or anticipated fluctuations in operating results;

                  - announcements of technological innovations or new commercial products or services by the Company or its competitors;

                  - market conditions in the computer software and hardware industries generally;

                  - changes in recommendations or earnings estimates by securities analysts; and

                  - actual or anticipated quarterly fluctuations in financial results.

         Furthermore, the stock market historically has experienced volatility which has particularly affected the market prices of securities of many technology companies and which sometimes has been unrelated to the operating performances of such companies.

ITEM 2.  DESCRIPTION OF PROPERTIES.

         The Company owns no real property and currently leases all of its office facilities. The Company's executive and administrative offices consist of approximately 8,800 square feet of leased office space at 1661 East Camelback Road, Phoenix, Arizona. These offices are leased for an annual rental of $135,000, subject to a lease that expires in August 1999.

         In addition to its executive and administrative offices, the Company leases office locations for each of its operating subsidiaries on the terms summarized below:

                                                                                                     Lease
           Location                      Square Feet                  Annual Rental               Expiration
           --------                      -----------                  -------------               ----------
Texas Locations (officers in            Approximately                    $74,000             Various dates from
Houston, Austin and San                     7,000                                            10/31/99-3/15/2002
Antonio)

Carlsbad, CA                            Approximately                    $93,000             6/30/2000
                                            6,000

Pompano Beach, FL                       Approximately                    $102,000            5/31/2000
                                            9,600

Wooddale, IL                            Approximately                    $249,000            8/31/2004
                                            19,000

St. Paul, MN                            Approximately                    $103,000            10/31/2004
                                            10,000

Vienna, VA                              Approximately                    $70,000             9/20/2003
                                            3,000

Madison, WI                             Approximately                    $13,000             10/01/2001
                                            1,000

         The Company believes that it has sufficient space for its current and anticipated near-term needs. Even when and if certain of the Company's leases expire, the Company believes there is an adequate supply of suitable leased office facilities at reasonable rates in the markets in which it currently operates or in which it contemplates expansion.

ITEM 3.  LEGAL PROCEEDINGS.

         There are currently no legal proceedings pending to which the Company is a party or to which any of its properties is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted during the fourth quarter ended December 31, 1998, to a vote of the Company's security holders.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Since November 20, 1998, the Company's Common Stock has been listed on the American Stock Exchange under the symbol "OSE". For all other prior periods covered by this Item, the Company's Common Stock was listed on the OTC Bulletin Board under the symbol "OSGE."

         The following table sets forth the range of high and low prices of the Company's Common Stock by fiscal quarters for the periods indicated. As to periods prior to November 20, 1998, prices are based on high and low closing bid prices as reported by National Quotations Bureau, LLC. Commencing November 20, 1998 and thereafter, prices are based on high and low closing sales prices as reported by the American Stock Exchange.

                                                             Common Stock(1)
                                                         ----------------------
                                                          High             Low
                                                          ----             ---
          1997
          1st Quarter                                    $0.25            $0.10
          2nd Quarter                                    $0.25            $0.25
          3rd Quarter                                    $0.37            $0.25
          4th Quarter                                    $4.00            $0.12

          1998
          1st Quarter                                    $6.875           $4.00
          2nd Quarter                                    $7.50            $4.50
          3rd Quarter                                    $7.43            $6.00
          4th Quarter                                    $6.75            $4.50

          1999
          1st Quarter (2)                                $7.87            $4.50


----------
(1) Prices reflected prior to November 20, 1998 are inter-dealer prices without retail mark-ups or commissions and may not represent actual transactions.

(2)      Through and including March 16, 1999.

         The last reported sales price of the Common Stock was $6.87 as reported on the American Stock Exchange on March 16, 1999.

RECORD HOLDERS

         As of March 16, 1999, there were approximately 303 holders of record of the Common Stock. Based upon depository requests in connection with the distribution of its most recent Proxy

Statement, the Company believes the number of beneficial owners of its Common Stock exceeds 900.

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

         2. During the period from May 1997 to October 1997, the Company issued in the aggregate 172,183 shares of Common Stock in consideration for services rendered, release of debt and various other claims which the parties may have had against the Company in transactions exempt under Section 4(2) of the Act, as a transaction by an issuer not involving a public offering, as set forth below:

                                              Number of Shares
Name                                            Common Stock        Consideration
----                                          ----------------      -------------
Paul Jeffrey Adelizzi                                 10,500          $  50,000
Burt Ahrens                                            3,293          $  32,932
Arthur Anderson                                        2,267          $  45,349
Robert Brvenik                                         5,000          $   5,000
Bernard Buchwalter                                     6,500          $   5,000
Catalina Plastics                                      3,500          $  40,826
Mark Dutton                                            7,500          $  25,000

Bermuda Trust Company, Trustee
     for The Elanken Family Trust                     31,100          $  85,000
Stan Freberg                                           1,000                 (1)
Richard Friedman                                       5,000          $   5,000
Anthony Kamin                                          5,000          $   5,000
Sy Leslie                                              3,293          $  32,932
Alan Livingston                                       21,730          $ 217,298
Christopher Livingston                                 2,500                 (2)
Jeffrey Markowitz                                      5,000          $   5,000
Frank Piazza                                           2,500                 (2)
Jason Rabinovitz                                       1,500          $  15,000
R.R. Donnelly & Sons Company                          11,000          $ 203,168
Rubin Baum Levin Constant & Friedman                   7,500          $ 115,000
Richard Someck                                         6,500          $   5,000
Ike Suri                                              15,000          $  50,000
Robert Poulson                                        15,000          $  15,000
                                                   ---------          ---------
TOTAL                                                172,183          $ 957,505

----------
(1)      In consideration for certain rights to copyright.

(2)      In consideration for certain music rights.


         3. In November 1997, the Company sold 3,185,080 shares of Common Stock to accredited investors in a private placement transaction exempt from registration pursuant to Rule 506 of Regulation D. In connection with this transaction, no brokerage commissions were paid. The following persons purchased shares at $.10 per share.

Name                                                                      Shares of Common Stock
----                                                                      ----------------------
101 Investments, Inc.                                                              5,000
Howard & Shari Borenstein                                                         15,000
Capital Growth Trust                                                             180,000
Clifton Capital                                                                  170,000
Cecile T. Coady                                                                   10,000
David M. Daniels                                                                 200,000
Diversified Investment Fund L.P.                                                  50,000
Jere Dumanic                                                                      50,000
Bermuda Trust Company for The Elanken Family Trust Trustee
                                                                                  20,000
El Paso Holdings Ltd.                                                            125,000
Bruce Ginsburg                                                                    15,000
Godwin Finance Ltd.                                                              350,000
KAB Investments, Inc.                                                            100,000
Michael Dane Ibsen                                                                20,000
Interbanc Mortgage Services, Inc.                                                200,000
Steven D. Levin                                                                   15,000
Millworth Investments Inc.                                                       175,000
Keith E. Myers                                                                    30,000
PRE Investors L.P.                                                               641,692

Steven B. Rosner                                                                 190,000
SPH Equities, Inc.                                                                73,388
Chad Shusman                                                                      10,000
SPH Investments, Inc. Profit Sharing Plan dtd 12/1/92 f/b/o Stephen
P. Harrington                                                                     50,000
SPH Investments, Inc.                                                             50,000
Harvey Sternberg                                                                  15,000
Synergy Group, Inc.                                                              250,000
West Tropical Investments Corp.                                                  175,000
                                                                               ---------
TOTAL                                                                          3,185,080

----------
         4. In December 1997, the Company sold 122 shares of Series A $3.00 Convertible Preferred Stock at a purchase price of $30,000 per share to accredited investors in a private placement transaction exempt from registration pursuant to Rule 506 of Regulation D. Each Series A Share is convertible into 10,000 shares of Common Stock. In connection with this transaction brokerage commissions and related fees of $160,000 were paid.
The following persons purchased shares:

Name                                                                 Shares of Series A Stock
----                                                                 ------------------------
Phil Albrecht, Jr.                                                                2
Myles Bass                                                                    9.333
Paul Beenan                                                                       2
Timothy Paul Buck                                                                 1
Bernard Cohen                                                                     2
Commonwealth Insurance Company Profit Sharing Plan                                1
Frank DeLuca                                                                      2
DeSilva & Partners, Inc. Self Directed Retirement Fund                            1
Dewey Investment Partnership Ltd.                                                10
EquiTech, Inc.                                                                    1
Hamid Ebrahimi                                                                    2
Bermuda Trust Company, Trustee
     for The Elanken Family Trust                                            16.667
Daniel Gooze                                                                      4
Bernard Hollander Family Trust                                                    1
Richard Joyce                                                                    17
Eckard Kirsch                                                                   1.5
Douglas Martin                                                                    1
Morris Asset Management, Inc.                                                    .5
Torrey Mosvold                                                                    4
MSB Research Inc.                                                                 8
Chaim Rajchenbach                                                                .5
Moshe Rajchenbach                                                                .5
Naomi Treger Rajchenbach                                                          1
Louis Rambler                                                                     1

Sherwin and Helen Ray                                                             1
Gary Rein                                                                         1
James C. and Patricia J. Rives                                                    3
Ira Saligman                                                                      1
Pinchas and Nahma Schwartz                                                        1
Jonathan Shecter                                                                  1
Leonard Silvestri                                                                 1
Jeff Sokolin                                                                      1
John N. Straub Ltd., a Professional Medical Corporation                           1
Al Terrell                                                                     .334
Burton Turk                                                                       1
Roderic S. Ware                                                                   2
Will's Wei Corp.                                                             16.666
Kevin Wyllie                                                                      1
                                                                             ------
TOTAL                                                                           122

         5. As of December 22, 1997, the Company issued a total of 1,100,000 shares of Common Stock (the "Merger Shares"), 50 shares of Series B $3.00 Convertible Preferred Stock and 800,000 options (the "Merger Options") to the stockholders set forth below in exchange for 100% of the stock of Osage Computer Group, Inc., an Arizona corporation.

         The Merger Options were granted at an exercise price equal to the lower of $3.00 or the average of the closing bid and ask prices of the shares for the 15 trading days prior to the date any segment of the Merger Options vest. The Merger Options vest once the future earnings of the Company attain certain agree upon levels, and are contingent upon the holder's continued employment by the Company.

                                             Shares of       Series B
Name                                       Common Stock       Shares     Options
----                                       ------------      --------    -------
Jack Leadbeater                                456,500         20.75     332,000
David Olson                                    456,500         20.75     332,000
Steven Rigby                                    55,000          2.5       40,000
Chris Donahue                                   55,000          2.5       40,000
Dale Van De Vrede Family Trust                  55,000          2.5       40,000
Rick Gunther                                    22,000          1.0       16,000
                                             ---------        -----      -------
TOTAL                                        1,100,000         50.0      800,000

         In connection with the Merger, the Company also granted 200,000 shares of Common Stock to Michael Glynn in consideration for his future employment services. These shares vest 50% after one year of employment and 50% after the second year of employment. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Act, as a transaction by an issuer not involving a public offering.

         On June 12, 1998, the Company issued new options to purchase 1,600,000 shares of its common stock (the "New Options") to the former shareholders of Osage Computer Group, Inc. in exchange for the surrender by such shareholders of the Merger Options. The New Options are subject to an exercise price of $4.50 per share and expire if not exercised by December 19, 2003. The New Options were granted to the following individuals:

    Name                                                Number of Options
    ----                                                -----------------
    Jack R. Leadbeater                                        664,000
    David S. Olson                                            664,000
    Steve Rigby                                                80,000
    Chris Donahue                                              80,000
    Dale Van deVrede Family Trust                              80,000
    Rick Gunther                                               32,000
                                                            ---------
    TOTAL                                                   1,600,000

         The New Options were granted in a private transaction exempt from registration pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering.

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

         9. On April 24, 1998, the Company issued 333,334 shares of Common Stock to Mr. O. Jack Anderson in connection with the acquisition of 100% of the outstanding capital stock of Open System Technologies, Inc ("OST"). In conjunction with the acquisition, the Company agreed to issue 50,000 shares of Common Stock to an investment banking advisor to the Company in consideration for services provided in identifying OST as a target company and advising the Company in connection with the acquisition. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D as an issuer transaction not involving a public offering.

         10. In May 1998, the Company issued 700,000 shares of Common Stock at a purchase price of $3.50 per share to the accredited investors identified below in a private placement transaction exempt from registration pursuant to Section 4(2) of the Act and Rule 506 of Regulation D as an issuer transaction not involving a public offering. In connection with this transaction, the Company realized gross proceeds of $ 2,450,000 and paid a brokerage fee consisting of a cash commission of $147,000.

Name                                                    Shares of Common Stock
----                                                    ----------------------
Lancer Partners L.P                                             200,000
Lancer Voyager Fund                                             100,000
Lancer Offshore Inc.                                            400,000
                                                                -------
TOTAL                                                           700,000

         11. In May 1998, the Company issued 175,000 shares of Common Stock at a purchase price of $4.25 per share to Will's Wei Corp., an accredited investor in a private placement transaction exempt from registration pursuant to Section 4(2) of the Act and Rule 506 of Regulation D as an issuer transaction not involving a public offering. In connection with this transaction, the Company realized gross proceeds of $743,750 and paid a brokerage fee consisting of a cash commission of $44,625 and warrants to purchase 25,000 shares of the Company's Common Stock at an exercise price of $4.25 per share for a term of three years.

         12. In May 1998, the Company issued 235,294 shares of Common Stock and warrants to purchase 100,000 shares of Common Stock at an exercise price of $4.25 per share for a term of three years, for an aggregate purchase price of $1,000,000 to Founders Partners IV LLC, an accredited investor, in a private placement transaction exempt from registration pursuant to Section 4(2) of the Act and Rule 506 of Regulation D as an issuer transaction not involving a public offering. In connection with this transaction, a brokerage fee was paid consisting of a cash commission of $20,000 and warrants to purchase 150,000 shares of the Company's Common Stock at an exercise price of $4.25 per share for a term of three years.

         13. On June 22, 1998, the Company issued 362,330 shares of Common Stock in connection with the acquisition of 100% of the outstanding capital stock of Open Business Systems, Inc. ("OBS"). The Company may have an obligation to issue additional shares of Common Stock if certain performance criteria are met. In connection with the acquisition, the Company agreed to issue 70,000 shares to an investment banking advisor to the Company in consideration for services provided in identifying OBS as a target company and advising the Company in connection with the acquisition. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 of Regulation D as an issuer transaction not involving a public offering. The shares of the Company's Common Stock were issued at the closing to the following shareholders of OBS (the "OBS Shareholders"):

Name                                                         Shares of Common Stock
----                                                         ----------------------
John Udelhofen                                                         45,291
E. Michael Durbin                                                      45,291
David R. Durbin                                                        45,291
Brian Wolfe                                                            45,291
In escrow for the benefit of
  the OBS Shareholders                                                181,166
                                                                      -------
TOTAL                                                                 362,330

         14. In August 1998, the Company issued 70,000 shares of Common Stock at a purchase price of $4.75 per share to IP Services Corp., an accredited investor in a private placement transaction exempt from registration pursuant to Section 4(2) of the Act and Rule 506 of Regulation D as an issuer transaction not involving a public offering. In connection with this transaction, the Company realized gross proceeds of $332,500 and paid a brokerage fee consisting of a cash commission of $33,250 and warrants to purchase 35,000 shares of the Company's Common Stock at an exercise price of $5.25 per share for a term of four years.

         15. On December 31, 1998, the Company sold 1,000 shares of Series D Preferred Stock at a purchase price of $1,000 per share for aggregate sales consideration of $1,000,000. The Series D Preferred Stock is convertible into common stock at a conversion price of $4.975 per share, subject to adjustment. As part of the transaction, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $5.97. The warrants expire on December 31, 2001. The shares of Series D Preferred Stock and warrants were sold to The Cuttyhunk Fund Limited, an institutional investor in a private placement transaction exempt from registration pursuant to Rule 506 of Regulation D.

         16. On February 10, 1999, the Company sold 2,000 shares of Series E Preferred Stock at a purchase price of $1,000 per share for aggregate sales consideration of $2,000,000. The Series E Preferred Stock is convertible into common stock at a conversion price of $6.56 per share, subject to adjustment. As part of the transaction, the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $7.875. The warrants expire on February 9, 2002. The shares of Series E Preferred Stock and warrants were sold to Halifax Fund L.P., an institutional investor in a private placement transaction exempt from registration pursuant to Rule 506 of Regulation D.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

OVERVIEW

         Through its operating subsidiaries, the Company markets a broad range of integrated information technology products and professional consulting services, intended to address all phases of a customer's information technology needs. The Company's ability to deliver integrated solutions is principally attributable to its technical expertise and its value-added reseller agreements with industry-leading vendors of information technology products such as Sun Microsystems, Inc., Cisco Systems, Inc., Oracle Corporation, Netscape Communications Corporation, Hewlett Packard Company, Microsoft, Fore Systems, Inc., Lawson Software, Check Point Software Technologies, Ltd., Inktomi Corporation and Veritas Software Corporation. The Company has also established relationships with leading aggregators of computer hardware and software products. These agreements enable the Company to provide its clients with competitive product pricing, ready product availability and services.

         The Company's objective is to provide clients with comprehensive information technology products, services and support. Management plans to achieve this goal through a combination of growth through acquisition and accelerated internal growth. The Company is currently pursuing an aggressive acquisition strategy to enhance its position in its current markets and acquire operations in new markets. This strategy will focus on acquiring candidates who have a proven record of delivering high-quality technical and professional consulting services, a customer base of large and mid-sized companies and which may benefit from the Company's long-term growth strategy and status as a public company. See ITEM 1. "DESCRIPTION OF BUSINESS - ACQUISITION STRATEGY."

         Since the adoption of its growth strategy in the beginning of 1998, the Company has acquired six (6) companies which have significantly contributed to its revenue base. During 1998, the Company's revenues increased to $61 million, as compared to $14.2 million during 1997. These acquisitions were accounted for under the purchase method of accounting for business combinations. Accordingly, the Company's results of operations include the operations of each of the acquired companies from the respective dates of acquisition through the end of the period reported. On a proforma basis, had each of the acquisitions been completed or reported as of January 1, 1998, the Company's revenues during 1998 would have increased to $83 million.

         The Company realizes revenues from the sale of products and services. Professional services are provided to customers on a time and material basis at hourly rates or on fixed contract basis that are established based upon the skill level, experience and type of service being performed. Support contract revenue is recognized over the term of the contract. Historically, most of the Company's revenues have been derived from the resale of computer and network hardware and software products. However, in recognition that market demand is evolving toward higher margin complete information technology solutions, the Company has adopted as one of its business strategies, the expansion of its service offerings to the marketplace. During 1998, the Company's consulting and service revenue increased to 9.6% of overall revenue, from 2.75% in 1997. Management expects its consulting and service revenue to increase as a percentage of net sales as it seeks acquisition candidates that provide services as a major component of their business and expand its internal service offerings to new and existing customers.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                                             1998                        1997                         1996
                                                    ------------------------   ------------------------    ------------------------
                                                                     % OF                        % OF                        % OF
                                                      AMOUNT       NET SALES      AMOUNT       NET SALES      AMOUNT       NET SALES
                                                     ----------     ---------   -----------    ---------    ----------     ---------
NET SALES                                            $60,975,674      100.0%    $14,191,203      100.0%     $9,908,379       100.0%
COST OF SALES                                         49,430,087       81.1%     11,670,066       82.2%      7,694,775        77.7%
                                                    --------------------------------------------------------------------------------
 Gross profit                                         11,545,587       18.9%      2,521,137       17.8%      2,213,604        22.3%
                                                    --------------------------------------------------------------------------------
OPERATING EXPENSES:
 Selling, general and administrative expenses         15,132,780       24.8%      2,775,794       19.6%      2,094,447        21.1%
 Depreciation and amortization                           747,815        1.2%         31,546        0.2%         48,527         0.5%
                                                    --------------------------------------------------------------------------------
  Total operating expenses                            15,880,595       26.0%      2,807,340       19.8%      2,142,974        21.6%
                                                    --------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS                         (4,335,008)      -7.1%       (286,203)      -2.0%         70,630         0.7%
INTEREST - NET                                          (218,044)      -0.4%         (9,731)      -0.1%        (26,230)       -0.3%
                                                    --------------------------------------------------------------------------------
INCOME (LOSS) BEFORE BENEFIT FOR
 INCOME TAXES                                         (4,553,052)      -7.5%       (295,934)      -2.1%         44,400         0.4%

PROVISION (BENEFIT) FOR INCOME TAXES                  (1,529,000)      -2.5%         (3,000)       0.0%          9,464         0.1%
                                                    --------------------------------------------------------------------------------

NET INCOME (LOSS)                                    $(3,024,052)      -5.0%     $ (292,934)      -2.1%     $   34,936         0.4%
                                                    ================================================================================

NET INCOME (LOSS) PER SHARE:
 Basic                                                $    (0.40)                $    (0.06)                $     0.01
                                                     ============                 ==========                 ==========
 Diluted                                              $    (0.40)                $    (0.06)                $     0.01
                                                     ============                 ==========                 ==========

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Revenues. Net sales increased by 329.7%, or $46.8 million to $61.0 million, for the year ended December 31, 1998 as compared to $14.2 million for the prior year. This increase in net sales was principally attributable to increased product, service and consulting revenues delivered to new customers, leveraging existing customer alliances by undertaking additional projects for existing customers, as well as cross-selling the Company's skill set across the United States. This was due, in large part, to the Company's aggressive acquisition and growth strategy implemented during 1998 coupled with the strong demand for information technology products and services in the marketplace. During 1998, the Company completed the acquisitions of Solsource, HV Jones, OST, OBS, E-Comm and the systems integration business of IntraNet Solutions, Inc. and opened branch offices in San Antonio, Texas, Washington D.C. and New York, New York. The acquired companies had combined net sales of approximately $48.4 million in their respective fiscal years prior to acquisition. On a pro forma basis, the Company would have realized net sales of over $83 million during 1998 had all the acquisitions occurred as of January 1, 1998.

         Consulting revenues increased 1,400% to $5.9 million for the year ended December 31,1998, as compared to $390,600 for the prior year. This increase was primarily attributable to demand for the Company's consulting services and technical support resulting from the Company's increased focus on the service component of its revenue base and through its aggressive growth strategy.

         The Company's net sales are expected to increase during 1999 as the Company further implements its acquisition and growth strategy.

         The Company's acquisition strategy relies primarily upon identifying target companies that fit within the Company's acquisition criteria and having sufficient financing available to complete its planned acquisitions. Although the Company believes sufficient financing will become available to complete proposed acquisitions, there can be no assurances to this effect. Presently, the Company's available financing is being utilized primarily in operations. Financing sufficient to maintain an aggressive acquisition program will likely not be available until new or increased sources of financing are made available. Furthermore, there can be no assurances as to the long-term impact of the Company's acquisition strategy on the gross profits or net income of the Company.

         Gross Profit. The Company's cost of sales consists primarily of the cost to the Company of products acquired for resale. The Company's gross profit increased by 358% or $9.0 million to $11.5 million for the year ended December 31, 1998 as compared to $2.5 million for the prior year. Gross profit margin increased to approximately 18.9% during the year ended December 31, 1998, as compared to approximately 17.8% experienced during the prior year. During 1997, the Company experienced an overall decrease in its gross profit margin. This decrease was primarily due to cost reductions passed on to the Company's customers from its major vendors as a result of an increase in demand for the Company's products which occurred as certain customers increased their volume of purchases. During the first portion of 1998, the Company experienced downward pressure on gross profit margins based upon increased sales to certain customers. During the latter half of 1998, the Company experienced increased gross profit margins as result of increased margins from certain acquisitions made during the year, the delivery of productized services which generally generate higher margins and the ability of the Company to deliver complete information technology solutions to a wider range of customers. Management believes that in the long term it will be able to sustain its profit margin as a result of its focus on providing a broad spectrum of products, services and support packages, and through a greater emphasis upon professional consulting and support services which typically have a higher profit margin.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, sales person compensation, employee benefits, travel, promotion and related marketing costs. Selling, general and administrative expenses increased by 445.2% or $12.4 million to $15.1 million for the year ended December 31, 1998 as compared to $2.8 million for the prior year. This increase in expenses is primarily attributable to the expansion of the Company's infrastructure as it became publicly-held by virtue of the Merger transaction during the fourth quarter of 1997, including increased administrative personnel and increased travel and promotion expenses associated with the growth of the business. In addition, competition for personnel with information technology skills is intense and the Company expects compensation to continue to increase. During 1998, the Company encountered significant recruiting costs to support the Company's continued growth and geographic expansion. Corresponding increases in legal and accounting fees were also incurred by the Company in connection with its financing and acquisition activities. This increase is likely to be offset in the near-term as the Company's revenues increase and the Company continues its acquisition and growth strategy. In addition, the Company instituted a cost containment program in December 1998 whereby synergies of a larger organization were initiated through the removal of duplication of efforts, consolidation of systems and administrative functions and the adoption of business processes.

         As part of the Company's original acquisition of Osage Computer Group, Inc. on December 22, 1997, Merger Options were granted to the former Osage Computer Group, Inc. stockholders at an exercise price of $3.00; however, vesting was contingent upon the future earnings of the Company and such former stockholders' continued employment by the Company. Because the Merger Options were "performance-based", the Company previously reported that it would have to record compensation expense in the future if the earnings of the Company achieved agreed upon levels and other events occurred that would lead management to believe that vesting of the Merger Options was a probable occurrence. The expense, when recorded, could have had an adverse effect on the Company's income for financial accounting purposes, as it would have approximated the difference between the exercise price of the Merger Options and the fair market value of the Company's Common Stock at that time. In recognition of the potential charge upon the Company's earnings, and for other consideration, during June 1998, the Company arranged for the surrender of the Merger Options in exchange for the issuance of the New Options, which have an exercise price of $4.50 and which vest immediately. As the Merger consideration was restructured, management does not believe that the Company will record compensation expense in the future based upon the grant of the New Options.

           Depreciation and Amortization. Depreciation and amortization of $747,800 for 1998 reflected an increase of 2,271%, or $716,300, for the year ended December 31, 1998 as compared to the same prior year period. This increase was primarily due to the amortization of goodwill and depreciation of assets acquired in connection with the acquisitions that occurred during the year. At present levels, amortization expense of approximately $800,000 is expected for the next 20 years.

         Income Taxes. The Company's effective tax rate benefit for the year ended December 31, 1998 was 33.6% which is primarily attributable to the net operating loss carryforward generated during the year.

         Net Loss. During the year ended December 31, 1998, the Company incurred a net loss of $3.0 million as compared to a net loss of $292,900 for the prior year. The net loss for the current period, however, includes $747,800 of non-cash charges relating to depreciation and amortization resulting from the Company's acquisition program. Additional factors contributing to the Company's net loss consisted of significant increases in the Company's overhead expenses as corporate infrastructure was established in anticipation of future growth through the Company's acquisition program. An additional contributing factor occurred during the fourth quarter when product availability was limited due to a major implementation of a new order entry, manufacturing and distribution systems by the Company's major product manufacturer. Accordingly, during this period, the Company was unable to secure sufficient product to satisfy customer demand, thereby resulting in a material loss of sales. Product availability during the early part of 1999 resumed to normal levels and management believes that the Company will have sufficient access to product to fulfill customer demand. Management anticipates that as greater operating efficiencies are achieved and these other non-recurring factors are addressed, the Company's operating losses will be reduced. Management expects that future profitability is likely to depend upon a combination of several factors. First, the continued growth of its business through acquisitions. Second, the management of this growth through the integration of the businesses acquired. Third, the continued expansion of the Company's higher margin service business.

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

         The Company's net sales are expected to increase during 1998 as the Company implements its acquisition strategy. Towards this end, the Company recently completed the acquisition of Solsource and HV Jones and entered into letters of intent to acquire two (2) additional companies. There can be no assurances that the acquisitions subject to the letters of intent will be completed since both letters of intent are preliminary in nature and subject to due diligence reviews and other conditions to closing. During 1997, Solsource and HV Jones realized net sales of $7.3 million and $5.6 million, respectively. On a pro forma basis, the Company would have realized net sales of over $27 million during 1997 had both of these acquisitions occurred as of January 1, 1997.

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

         Gross Profit. The Company's cost of sales consists primarily of the cost to the Company of products acquired for resale. The Company's gross profit increased by 13.9% or $.3 million to $2.5 million for the year ended December 31, 1997 as compared to $2.2 million for the prior year. Gross profit margin decreased to approximately 17.8% during the year ended December 31, 1997, as compared to approximately 22.3% experienced during the prior year. During 1997, the Company experienced an overall decrease in its gross profit margin. This decrease was primarily due to cost reductions passed on to the Company's customers from its major vendors as a result of an increase in demand for the Company's products which occurred as certain customers increased their volume of purchases. Management believes that in the long term it will be able to sustain its profit margin as a result of its focus on providing a broad spectrum of products, services and support packages, and through a greater emphasis upon consulting and support services which typically have a higher profit margin.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, sales person compensation, employee benefits, travel, promotion and related marketing costs. Selling, general and administrative expenses increased by 32.5% or $.7 million to $2.8 million for the year ended December 31, 1997 as compared to $2.1 million for the prior year. This increase in expenses is primarily attributable to the expansion of the Company's infrastructure as it became publicly-held by virtue of the Merger transaction during the fourth quarter of 1997, including increased administrative personnel and increased travel and promotion expenses associated with the growth of the business. This included a non-cash charge of $300,000 attributable to the granting of shares of Common Stock to one of the Company's executive officers.

         During 1997, as a percent of net sales, selling, general and administrative expenses decreased to approximately 19.6%, from 21.1% experienced during the prior year. During the fourth quarter of 1997 and the first quarter of 1998, the Company increased its fixed payroll by the addition of three executive level personnel. This may have the effect in the short-term of resulting in an increase in the Company's selling, general and administrative expense as a percentage of net sales. This increase is likely to be offset in the near-term as the Company's revenues increase.

         Depreciation and Amortization. Depreciation and amortization of $31,500 for 1997 reflected a decrease of 35%, or $17,000, for the year ended December 31, 1997 as compared to the same prior year period. This decrease was primarily due to reduced depreciation expense on furniture and computer equipment that became fully depreciated during 1997.

         Income Taxes. The Company's effective tax rate benefit for the year ended December 31, 1997 was 1.0% which is primarily attributable to the net operating loss carryforward generated during the year and the overall effect of graduated federal tax rates.

         Net Loss. During the year ended December 31, 1997, the Company incurred a net loss of $292,900 as compared to net income of $34,900 for the prior year. The net loss for the current period, however, includes $300,000 of non-cash charges relating to the granting of shares of Common Stock to one of the Company's executive officers as mentioned above.

SELECTED QUARTERLY RESULTS OF OPERATIONS

         The following table presents certain condensed unaudited quarterly financial information for each of the twelve (12) quarters through December 31, 1998. This information is derived from unaudited quarterly consolidated financial statements of the Company that include, in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for such periods. Such information should be read in conjunction with the audited Consolidated Financial Statements of the Company and notes thereto appearing elsewhere in this 10-KSB.

         The Company's historical operating results have varied from quarter to quarter, and the Company expects that they will continue to do so. Due to the relatively fixed nature of certain of the Company's costs, including personnel and facilities costs, a decline in revenue in any fiscal quarter would result in lower profitability in that quarter. A variety of factors, many of which are not within the Company's control, influence the Company's quarterly operating results, including availability of product, the closings of acquisitions, seasonal patterns of capital spending by customers, information technology outsourcing trends, the timing, size and stage of projects, new service introductions by the Company or its competitors, levels of market acceptance for the Company's products or services or the hiring of additional staff. Operating results also may be impacted by the timing of billings and changes in the Company's billing and utilization rates. The Company believes, therefore, that past operating results and period-to-period comparisons should not be relied upon as an indication of future performance. The Company anticipates that its business will continue to be subject to such seasonal variations.

                                                             QUARTER ENDED
                                       ------------------------------------------------------------
                                          MAR. 31         JUNE 30        SEPT. 30         DEC. 31           YEAR
                                       ------------    ------------    ------------    ------------    ------------
1996:
Net sales                              $  1,201,310    $  2,055,097    $  2,602,370    $  4,049,602    $  9,908,379
Gross profit                                309,738         377,343         636,068         890,455       2,213,604
Operating expenses                          283,830         299,331         433,371       1,126,442       2,142,974
Income (loss) from operations                25,908          78,012         202,697        (235,987)         70,630
Interest - net                               (2,019)        (12,192)         (7,976)         (4,043)        (26,230)
Provision (benefit) for income taxes                                                          9,464           9,464
                                       ------------    ------------    ------------    ------------    ------------

Net income (loss)                      $     23,889    $     65,820    $    194,721    $   (249,494)   $     34,936
                                       ============    ============    ============    ============    ============


1997:
Net sales                              $  2,239,778    $  2,688,703    $  3,659,682    $  5,603,040    $ 14,191,203
Gross profit                                494,423         570,796         706,473         749,445       2,521,137
Operating expenses                          439,262         447,509         609,243       1,311,326       2,807,340
Income (loss) from operations                55,161         123,287          97,230        (561,881)       (286,203)
Interest - net                                2,303             359             382         (12,775)         (9,731)
Provision (benefit) for income taxes                                                         (3,000)         (3,000)
                                       ------------    ------------    ------------    ------------    ------------

Net income (loss)                      $     57,464    $    123,646    $     97,612    $   (571,656)   $   (292,934)
                                       ============    ============    ============    ============    ============

1998:
Net sales                              $  5,641,932    $ 12,765,671    $ 19,682,686    $ 22,885,385    $ 60,975,674
Gross profit                              1,061,922       2,198,936       4,301,302       3,983,427      11,545,587
Operating expenses                        1,222,988       2,987,071       4,317,692       7,352,844      15,880,595
Loss from operations                       (161,066)       (788,135)        (16,390)     (3,369,417)     (4,335,008)
Interest - net                               35,550          (9,446)        (79,994)       (164,154)       (218,044)
Benefit for income taxes                    (39,000)       (285,000)        (40,000)     (1,165,000)     (1,529,000)
                                       ------------    ------------    ------------    ------------    ------------

Net loss                               $    (86,516)   $   (512,581)   $    (56,384)   $ (2,368,571)   $ (3,024,052)
                                       ============    ============    ============    ============    ============


BACKLOG

         The Company normally ships systems promptly after receiving an order and therefore does not customarily have a significant backlog.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has funded its operations primarily from cash generated by operations and, to a lesser extent, with funds from borrowings under the Company's credit facility. For the year ended December 31, 1998, cash flow from operations was $1.2 million as compared to $504,300 during the prior year. The Company's cash flow from operations has been positively affected by the extended terms granted by the Company's major distributor offset by increases in accounts receivable and deferred taxes.

         The Company's working capital deficit was $3.3 million at December 31, 1998, as compared to positive working capital of $2.1 million at December 31, 1997. The decrease in the Company's working capital during such period is principally attributable to the net loss incurred during the fourth quarter of 1998.

         Capital expenditures, which totaled $1.1 million in 1998, were principally for computer hardware and software to support the Company's expanding operations and for an internal financial application system for the purpose of improving operating efficiencies and integrating the companies acquired during 1998. Acquisitions costs of $6.7 million were used to consummate the six acquisitions made during the year. These acquisitions collectively resulted in goodwill of approximately $15.9 million, which is being amortized at approximately $800,000 per year.

         Cash flow from financing activities was favorably impacted by the $7.0 million of net proceeds received from the sale of common stock and preferred shares offset by $1.2 million of debt repayments resulting primarily from the acquisitions made during 1998.

         The Company has a $13 million credit facility with Finova Capital Corporation that consists of both a revolving line of credit and an inventory line. Borrowings under the revolving line of credit cannot exceed $10.5 million at any one time and bear interest at prime (7.75% at December 31, 1998) plus three percent. Amounts outstanding under the inventory line which are paid within sixty days of invoice date do not bear interest. Interest is payable monthly on amounts outstanding over sixty days at prime (7.75% at December 31, 1998) plus six percent. Outstanding borrowings under the revolving line of credit were $750,000 at December 31, 1998. Amounts outstanding under the inventory line were $9,597,463 at December 31, 1998.

         As its operations continue to expand, additional financing will be required to support the continued growth of the Company. The inability to secure such financing, may have an adverse effect on the operations of the Company. Principally all of the Company's currently available cash from operations and financing, is being utilized to help support the Company's operations. The Company will need to secure additional financing in the near term in order to continue the acquisition and growth strategy implemented during 1998. Since its future profitability is likely dependent upon the continuation of the Company's acquisition and growth strategy, failure to secure new or increased sources of financing would not only delay the Company's growth program, but could also have an adverse effect on the Company's ability to achieve profitable operations.

YEAR 2000 READINESS

         The Company has developed a Year 2000 readiness plan to help it identify and resolve Year 2000 issues associated with the Company's internal systems and the products and services provided by the Company. The plan includes development of corporate awareness, assessment, implementation (including remediation and upgrading of certain systems), validation testing and contingency planning.

         The Company has completed the assessment phase of its plan, reviewing internal non-IT systems (such as building security, voice mail, telephone and other systems containing embedded microprocessors). As it relates to these systems, the Company is currently in the process of installing upgrades and patches recommended by the third party vendors to make such systems and equipment Year 2000 ready.

         The Company's material internal IT systems consist principally of financial, accounting, project management and human resources application software created by third parties. The Company has also completed the assessment phase of its plan with respect to these systems. The Company believes that, based on oral statements made by manufacturers and/or statements published on manufacturers' web sites, that most of these systems are Year 2000 ready. With respect to the systems that are not currently Year 2000 ready, at the manufacturers' recommendations, the Company is installing patches and upgrades. For example, the Company recently installed patches in its versions of the Windows 95 and Windows NT operating systems in order for those operating systems to become Year 2000 ready. The manufacturers of the Company's computer hardware platforms, principally servers, have indicated that the versions currently used by the Company are Year 2000 ready.

         The Company believes that a majority of the costs associated with becoming Year 2000 compliant are not incremental to the Company, rather represent a reallocation of existing resources and regularly scheduled system upgrades and maintenance. In addition, regardless of the Year 2000 problem, the Company is currently undergoing an internal financial application system upgrade and implementation for the purpose of improving operating efficiencies and integrating companies acquired during 1998. The Company estimates that the costs of its Year 2000 efforts will be approximately $1.5 million. This estimate does not include potential expenditures related to customers or other claims. The Company currently anticipates the aforementioned evaluation and remediation of its systems to be completed by mid 1999. The Company anticipates that it will complete the stage of installing patches and upgrades to its third party software and hardware and anticipates that it will be completed with this stage of its Year 2000 program by mid 1999. However, if compliance efforts are not completed on time, or additional compliance efforts are required of which the Company is not currently aware, or the cost of any required updating or modification of our IT systems exceeds the Company's estimates, the Year 2000 issue could have a material adverse effect on the Company's business, results of operations and financial condition.

         The Company has not yet developed a comprehensive contingency plan to address the situations that may result if it is unable to achieve Year 2000 readiness of the Company's major IT and non-IT systems. The Company intends to devise contingency plans by mid 1999 designed to mitigate the effects on the conduct of the Company's business in the event the Year 2000 issue results in the unavailability of any material IT or non-IT systems. There can be no assurance that any contingency plans developed by the Company will prevent any such service interruption or a material adverse effect on the Company.

         In addition to the Company's internal systems, the Company relies on third party relationships in the conduct of its business. For example, the Company relies on the services of the landlords of its facilities, telecommunication companies, banks, utilities, and commercial airlines. The Company is currently attempting to receive assurances from its landlords and material vendors regarding their Year 2000 readiness, and to the extent such assurances are not given, the Company intends to devise contingency plans designed to ameliorate the negative effects on the Company in the event the Year 2000 issue results in the unavailability of these services or systems. There can be no assurance that any contingency plans developed by the Company will prevent any such service interruption on the part of one or more of the Company's third party vendors or suppliers from having a material adverse effect on the Company's business, results of operations or financial condition. In addition, the failure on the part of the accounting systems of the Company's clients due to the Year 2000 issue could result in a delay in the payment of invoices issued by the Company for services and expenses. A failure of the accounting systems of a significant number of the Company's clients would have a material adverse effect on the Company's business, results of operations and financial condition.

         The Company's business involves designing, developing and implementing mission critical software applications for its clients. In addition, the Company has recommended, implemented and customized various third-party hardware and software packages for its clients, certain of which may not be Year 2000 ready. Former, present and future clients may assert that certain services performed or products sold or recommended by the Company are not Year 2000 ready. Because the Company has designed, developed and implemented hardware, software and systems for a large number of clients since 1991, there can be no way of assuring that all such software programs and systems will be Year 2000 ready. This uncertainty is magnified by the fact that in many cases the Company's clients retain the right to maintain, alter and modify the systems developed and implemented by the Company after the completion of an engagement. Due to the potential significant impact of the Year 2000 issue, the operations of the Company's clients operations, the Company may be faced with claims regardless of whether the failure is related to the services provided by the Company. If asserted, such claims (and the associated defense costs) could have a material adverse effect on the Company's business, results of operations and financial condition.

         The Company's policy has been to attempt to include provisions in its client contracts that, among other things, disclaim implied warranties, limit the duration of express warranties, limit the Company's total dollar liability to an amount specified in the contract, disclaim consequential or other such damages and disclaim any liability arising from third-party software that is implemented, customized or installed by the Company. There can be no assurance that the Company will be able to obtain these contractual protections in agreements concerning future projects, or that any contractual provisions governing current and completed projects, will prevent clients from asserting claims against the Company with respect to the Year 2000 issue. There also can be no assurance that the contractual protections, if any, obtained by the Company will effectively operate to protect the Company from, or limit the amount of, any liability arising from claims asserted against the Company.

         The foregoing discussion of the Company's Year 2000 readiness contains forward looking statements including estimates of the timeframes and costs for addressing the known Year 2000 issues confronting the Company and is based on management's current estimates, which were derived using numerous assumptions. There can be no assurance that these estimates will be achieved and actual events and results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability of the Company to identify and correct all Year 2000 problems and the success of third parties with whom the Company does business in addressing their Year 2000 issues.

IMPACT OF INFLATION

         The effects of inflation on the Company's operations were not significant during the periods presented.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"), which is effective for financial statements for periods beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The adoption of SFAS 130 as of January 1, 1998 had no impact on its financial statement presentation or related disclosures as the Company has no items of other comprehensive income for any of the periods presented.

         In June 1997, the FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997 and establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company operates in one business segment. Accordingly, the adoption of SFAS 131 did not have a material impact on its financial statement presentation or related disclosures.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for transactions entered into in fiscal quarters of fiscal years that begin after June 15, 1999. This statement establishes standards for the accounting and reporting for derivative instruments and for hedging activities. The future effect on the Company's financial position and the results of operations has not been determined.

ITEM 7.  FINANCIAL STATEMENTS.

         Financial Statements of the Company for the years ended December 31, 1997 and 1996, and specific supplementary financial information are included within Item 13(A) and 13(B) of this Report and may be found at pages 40 through 54.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There are no matters to be reported hereunder.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information with respect to each of the executive officers and directors of the Company.

         NAME                 AGE        POSITION
         ----                 ---        --------
Jack R. Leadbeater (2)         44        Chairman of the Board and Chief Executive
                                         Officer

David S. Olson (2)             41        Director and President

Phil Carter                    54        Director and Chief Operating Officer

John Iorillo (2)               32        Director and Chief Financial Officer

George Knight (1)              58        Director

Andrew P. Panzo (1)            34        Director

----------
(1)      Member of Audit Committee.

(2)      Member of Compensation Committee.

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

DAVID S. OLSON

         Mr. Olson became director, President and Chief Operating Officer of the Company on the effective date of the Merger on December 22, 1997. With the promotion of Phil Carter to Chief Operating Officer on January 5, 1999, Mr. Olson continues to serve as President of the Company focusing on key developmental areas within the organization. Mr. Olson remains a director and Executive Vice-President/General Manager of Osage, positions he has held since 1993. From 1989 to 1993, Mr. Olson served as an Executive Vice-President of a privately held computer systems integration company. Prior to 1989, he was employed by Sun Microsystems Canada Ltd., where his responsibilities included sales as well as market development in the petroleum exploration market. Prior to joining Sun Microsystems, Mr. Olson was an Account Manager at Digital Equipment, Canada where he sold information processing technology to major national accounts in the petroleum exploration market. Mr. Olson is a graduate of the University of Calgary, Canada with a Bachelor of Science degree and a major in Computer Science.

PHIL CARTER

         Mr. Carter became a director and Chief Operating Officer on January 5, 1999. He had served as Executive Vice President and General Manager of Operations of the Company since July 1, 1998. From 1994 until 1998, Mr. Carter owned and operated a privately held real estate sales and development company. From 1986 to 1993, Mr. Carter was President, Chief Operating Officer, and a member of the Board of Directors of Acxiom Corporation, an international database management and direct marketing company. Prior to 1986, Mr. Carter held numerous senior management and executive positions with IBM, including Branch Manager, Regional Manager, and Director of IBM's Value Added Reseller Channel. He is a graduate of the University of Central Arkansas with a Bachelor of Science degree in Math.

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

GEORGE KNIGHT

         Mr. Knight became a member of the Board of Directors during November 1998. Mr. Knight retired from IBM in 1995 after a career in sales and management. He held several management positions in Northwest Arkansas, St. Louis, and Little Rock. Mr. Knight sold Wal-Mart their first computer and served as manager for the account. Most recently, Mr. Knight was the owner of a property and casualty insurance agency that was sold in 1997. Mr. Knight also serves as an independent contractor and consultant, having performed work for companies such as IBM, Acxiom, Dillards, and Osage Systems Group. He is a graduate of the University of Arkansas with a degree in Civil Engineering.

ANDREW P. PANZO

         Mr. Panzo became a director of the Company during December 1997. Mr. Panzo is Managing Director of American Maple Leaf Financial Corporation in Philadelphia, Pennsylvania, an investment banking firm which specializes in emerging growth companies. He is also a director of NetValue Holdings, Inc. From 1995 to 1998, Mr. Panzo was a director of the Eastwind Group, Inc. Mr. Panzo is a graduate of the University of Connecticut and has a Masters degree in International Business and Finance from Temple University.

CLASSIFIED BOARD OF DIRECTORS; REMOVAL OF DIRECTORS

         On June 12, 1998, the Company held its 1998 Annual Meeting of Stockholders (the "Meeting"). At the Meeting, the Company's Stockholders approved a number of amendments to the Company's Restated Certificate of Incorporation (the "Certificate"). Among other things, the Certificate was amended to provide for the classification of the Board of Directors of the Company into three separate classes, each to serve for 3-year terms with one class to be elected at each annual meeting of stockholders after 1998. As Class I directors, Jack R. Leadbeater and David Olson serve until their terms expire at the Company's Annual Meeting in 2001. As Class II Directors, John Iorillo and Phil Carter serve until their terms expire at the Company's Annual Meeting in 2000. As Class III directors, Andrew Panzo and George Knight serve until their terms expire at the Company's Annual Meeting in 1999. Directors may only be removed for cause and by the affirmative vote of two-thirds of the Company's Stockholders entitled to vote thereon.

         The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee is responsible for reviewing the Company's financial and accounting practices and controls and making recommendations concerning the engagement of its independent auditors. The Compensation Committee is responsible for determining the compensation of the officers and employees of the Company and administering the Company's Stock Option Plans.

DIRECTORS' COMPENSATION

         The Company currently has no policy with respect to the granting of fees to directors in connection with their service to the Company. However, the Company may reimburse directors for their cost of travel and lodging to attend meetings of the Board of Directors or committees thereof.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

                                                                             LONG TERM COMPENSATION
                                                             -------------------------------------------------
                                                                        AWARDS                     PAYOUTS
                                                             ----------------------------      ---------------
                                    ANNUAL COMPENSATION      RESTRICTED
                                    -------------------        STOCK          OPTIONS/           ALL OTHER
NAME AND PRINCIPAL POSITION          YEAR      SALARY        AWARD(S)($)        SARS(#)        COMPENSATION($)
---------------------------          ----      ------        -----------       --------        ---------------
JACK R. LEADBEATER                   1998     $200,000           --            664,000(1)         $ 96,295
Chairman of the Board and Chief      1997     $ 89,967            -0-           19,057(2)         $261,463
Executive Officer                    1996     $ 49,417            N/A              N/A            $236,335

DAVID S. OLSON                       1998     $200,000           --            664,000(1)         $ 88,052
Director and President and           1997     $ 89,967            -0-           19,057(2)         $261,463
Former Chief Operating Officer       1996     $ 64,417            N/A              N/A            $236,335

PHIL CARTER                          1998     $ 75,000(3)        --            510,000(4)             --
Director and Chief Operating         1997          N/A            N/A              N/A                 N/A
Officer                              1996          N/A            N/A              N/A                 N/A

JOHN IORILLO                         1998     $ 87,500(5)        --            150,000(6)         $ 80,086
Director and Chief Financial         1997          N/A            N/A              N/A                 -0-
Officer                              1996          N/A            N/A              N/A                 -0-

MICHAEL G. GLYNN                     1998     $200,000(7)         -0-              -0-            $ 13,200
Former Director and Executive        1997         --          100,000(8)       100,000(9)              -0-
Vice President                       1996          N/A            N/A              N/A                 N/A


----------
(1) Reflects options to purchase 664,000 shares of Common Stock (the "New Options") issued in exchange for the surrender of options to purchase 332,000 shares of Common Stock previously granted on December 22, 1997 as part of the Merger (the "Merger Options"). The New Options have an exercise price of $4.50 per share, while the Merger Options had an exercise price of $3.00 per share. See ITEM 12. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

(2) Reflects options to purchase 19,057 shares of Common Stock granted immediately following the Merger.

(3) Reflects Mr. Carter's compensation during the six month period commencing July 1, 1998, the date on which Mr. Carter was employed by Osage, based on an annual salary of $150,000.

(4) Reflects options to purchase 510,000 shares of Common Stock granted in conjunction with the commencement of employment. See ITEM 12. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

(5) Reflects Mr. Iorillo's compensation during 1998 commencing February 16, 1998, the date on which Mr. Iorillo was employed by Osage, based on an annual salary of $100,000.

(6) Includes options to purchase 100,000 shares of Common Stock granted in conjunction with the commencement of employment. Also includes options to purchase 50,000 shares of Common Stock.

(7)      Mr. Glynn is a former director and officer of the Company.

(8) Includes 100,000 shares of Common Stock granted to Mr. Glynn in conjunction with his employment.

(9) Pursuant to the terms of his employment agreement, Mr. Glynn was granted options to purchase 100,000 shares of Common Stock; however, these options did not vest due to the Company's failure to achieve certain performance criteria and have since expired.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                            -------------------------------
                                   Individual Grants
                            -------------------------------
                              Number of         % of Total
                             Securities        Options/SARs       Exercise
                             Underlying         Granted to           or
                             Option/SARs       Employees in      Base Price         Expiration
Name                        Granted(#)(1)       Fiscal Year        ($/Sh)              Date
----                        -------------      ------------      ----------         ----------
Jack R. Leadbeater             664,000             24.2%            $4.50        December 19, 2003
David S. Olson                 664,000             24.2%            $4.50        December 19, 2003
Phil Carter                    510,000             18.6%            $4.50          June 10, 2003
John Iorillo                   150,000             5.5%             $4.50        December 19, 2003


               OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

                                                                    Number of
                                                                    Securities
                                                                    Underlying
                                                                    Unexercised         Value of Unexercised
                                                                   Options/SARs       In-the-Money Options/SARs
                                                                   at FY-End (#)                 at
                               Shares                                 Shares                 FY-End ($)
                            Acquired on                            Exercisable/             Exercisable/
Name                        Exercise(#)      Value Realized ($)    Unexercisable          Unexercisable(1)
----                        -----------      ------------------    -------------          ----------------
Jack R. Leadbeater              -0-                 -0-           (E)0/(U)683,057        (E)$0/(U)$797,025

Phil Carter                     -0-                 -0-           (E)0/(U)150,000(2)     (E)$0/(U)$168,750

David S. Olson                  -0-                 -0-           (E)0/(U)683,057        (E)$0/(U)$797,025

John Iorillo                    -0-                 -0-           (E)0/(U)150,000        (E)$0/(U)$168,750

Michael G. Glynn                -0-                 -0-           (E)0/(U)0              (E)$0/(U)$0

----------
(1) Based upon $5.625, the high bid price (per share) of the Company's Common Stock on the last reported trading date during the year ended December 31, 1998 as reported on the American Stock Exchange.

(2)      Includes 150,000 options that vested as of December 31, 1998.

EMPLOYMENT ARRANGEMENTS

         The Company has employment agreements with each of Messrs. Leadbeater, Olson and Iorillo. Each of Messrs. Leadbeater and Olson have an annual salary of $200,000. The agreement with Mr. Iorillo provides for an annual salary of $100,000. Each of Messrs. Leadbeater and Olson are employed for an initial term of three years, commencing December 1997 with successive year-to-year renewals in the event that neither they, nor the Company, elect to terminate the agreement after the initial term. Mr. Iorillo is employed for an initial term of one year commencing February 1998, with successive year-to-year renewals in the event that the agreement is not earlier terminated. Mr. Iorillo was granted options to purchase 100,000 shares of the Common Stock of the Company in conjunction with his employment with the Company. The employment agreements of Messrs. Leadbeater, Olson and Iorillo contain non-competition and non-solicitation provisions which survive their actual employment for a term of one year.

         The Company has an employment letter of understanding with Mr. Carter, which provides for an annual salary of $150,000 and, provided the Company obtains operating income equal to or in excess of 7% of net sales in a given year, a bonus equal to 5% of the Company's pre-tax income, which bonus may not exceed $150,000 per year. In addition, in the event that Mr. Carter remains employed by the Company for a period of twelve months and in the event that the Company is sold, Mr. Carter is entitled to receive a bonus equal to 1% of the acquisition price, provided however, that such bonus shall not exceed $5,000,000 for a sale in 1999, $7,000,000 for a sale in 2000 and $10,000,000 for a sale in 2001. Mr. Carter is employed for an initial term of three years, commencing July 1, 1998. In conjunction with his employment by the Company, Mr. Carter was granted options to purchase 510,000 shares of Common Stock of the Company.

CHANGE IN CONTROL ARRANGEMENTS

         Effective July, 1998, the Company entered into a Termination Benefits Agreement with each of Messrs. Leadbeater and Olson, and effective December, 1998, with Mr. Iorillo (collectively, the "Benefits Agreements"). Pursuant to the Benefits Agreements, following a "Change in Control" (as fully defined therein), the remaining term of employment for each of Messrs. Leadbeater, Olson and Iorillo is extended for three (3) years (the "Extended Term"). If during the Extended Term the employment of Messrs. Leadbeater, Olson or Iorillo is terminated thereafter by the Company other than for cause, or by Messrs. Leadbeater, Olson or Iorillo for "good reason" (including, among other things, a reduction in salary, material reduction in benefits, change in title, reporting responsibilities or office location requiring a material relocation), the Company is obligated to pay the terminated individual a lump sum equal to his respective salary and bonus for the remainder of the Extended Term. In addition, any unvested options held by the terminated employee shall fully vest; the Company shall continue to pay or make available to the terminated employee for a period of two years thereafter all benefits provided by or through the Company, and the Company shall be obligated to pay the amount of any excise tax associated with the benefits provided under the Benefits Agreement. If such a termination had taken place as of December 31, 1998, Messrs. Leadbeater, Olson and Iorillo would have been entitled to cash payments (exclusive of benefits) of approximately $1,150,000, $1,150,000 and $334,000, respectively (representing salary and excise tax payments).

STOCK OPTIONS AND WARRANTS

         STOCK OPTION PLAN

         The Company's Amended and Restated 1993 Stock Option Plan (the "1993 Plan") covers 2,000,000 shares of the Company's Common Stock. Under its terms, officers, directors, key employees and consultants of the Company are eligible to receive incentive stock options within the meaning of Section 422 of the Internal Revenue Code, as well as non-qualified stock options. The 1993 Plan is administered by the Board of Directors or a committee designated by the Board of Directors. Incentive stock options, as well as non-qualified stock options, granted under the 1993

Plan are exercisable for a period of up to 10 years from the date of grant and at an exercise price that is not less than the fair market value of the Common Stock on the date of the grant. The term of an incentive stock option granted under the 1993 Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and the exercise price of an incentive stock option granted to such stockholder may not be less than 110% of the fair market value of the Common Stock on the date of the grant. As of March 12, 1999, options to purchase 993,368 shares of the Company's Common Stock were outstanding under the 1993 Plan.

         STOCK OPTIONS

         In addition to the options covered by the 1993 Plan, the Company has also issued in private transactions, options to purchase 2,358,900 shares of its Common Stock. These options were issued prior to the adoption of certain amendments to the 1993 Plan on June 12, 1998, which increased the number of shares eligible for grant thereunder from 100,000 shares to 2,000,000 shares. Options to purchase 1,600,000 shares of the Company's Common Stock were issued to the former shareholders of Osage Computer Group, Inc. in exchange for the surrender by such shareholders of options to purchase 800,000 shares of its Common Stock previous granted on December 22, 1997 in connection with the Company's acquisition of Osage Computer Group, Inc. These options vested upon grant, are subject to an exercise price of $4.50 and expire if not exercised by December 19, 2003. The options they replace were subject to an exercise price of $3.00 per share and vested based upon the Company achieving certain operating results. Options to purchase an additional 698,114 shares were issued to certain directors and officers at exercise prices between $3.00 to $4.50

         WARRANTS

         The Company has issued in private transactions warrants to purchase 860,000 shares of its Common Stock. These warrants were issued to investors, placement agents and investment bankers in connection with certain of the Company's acquisitions and approximately $8.9 million in net proceeds resulting from private placement financing transactions completed by the Company during 1998 and the first quarter of 1999. The warrants were issued at exercise prices ranging from $3.50 to $7.875

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

         Based solely on its review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, and written representations from certain reporting persons, the Company believes that during fiscal 1998 all reporting persons timely complied with all filing requirements applicable to them, except for certain reports, which include: (i) Forms 3 and 4 for Mr. Iorillo; (ii) a Form 4 for each of Messrs. Leadbeater, Olson, Iorillo and Glynn; and (iii) a Form 3 for each of Messrs. Carter and Knight.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 16, 1999, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and

Exchange Commission, has reason to believe may be deemed the beneficial owners of more than 5% of the Company outstanding Common Stock. Also set forth in the table is the beneficial ownership of all shares of the Company's outstanding stock, as of such date, of all officers and directors, individually and as a group.

                                                        Shares Owned     Percentage of
                                                      Beneficially and    Outstanding
Name and Address                                        of Record (1)        Shares
----------------                                      ----------------   -------------
Jack R. Leadbeater ................................     1,347,157(2)        13.3%
1661 East Camelback Road, Suite 245
Phoenix, AZ 85016

David S. Olson ....................................     1,347,157(2)        13.3%
1661 East Camelback Road, Suite 245
Phoenix, AZ 85016

Phil Carter .......................................       153,200(3)         1.6%
1661 East Camelback Road, Suite 245
Phoenix, AZ 85016

John Iorillo ......................................       150,100(4)         1.6%
1661 East Camelback Road, Suite 245
Phoenix, AZ 85016

George Knight .....................................         3,000             (*)
1706 Alton Drive
Fayetteville, AR 72701

Andrew P. Panzo ...................................        50,000(5)          (*)
2 Penn Center Plaza, Suite 605
Philadelphia, PA 19102

Lancer Offshore, Inc. .............................       820,000(6)         8.7%
Kaya Flamboyan 9
Curacao, Netherland Antilles

Lancer Partners, LP ...............................       470,000(6)         4.9%
375 Park Avenue, Ste. 2006
New York, NY 10152

Michael Lauer .....................................     1,500,000(7)        15.9%
375 Park Avenue, Suite 2006
New York, NY

All Directors and Officers as a group (6 persons)       3,050,614           27.5%

----------
(1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Securities Exchange Act of 1934, and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options, or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 9,411,058 shares of Common Stock outstanding as of March 16, 1999.

(2) Includes 664,100 shares of Common Stock and 683,057 shares issuable upon the exercise of vested stock options.

(3) Includes 3,200 shares of Common Stock and 150,000 shares issuable upon the exercises of vested stock options. Does not include options to purchase 360,000 shares of Common Stock which have not yet vested.

(4) Includes 100 shares of Common Stock and 150,000 shares issuable upon the exercise of vested stock options.

(5) Reflects the indirect ownership of options to purchase 50,000 shares of the Company's Common Stock owned by American Maple Leaf Financial Corporation. Mr. Panzo is an officer and director of American Maple Leaf Financial Corporation.

(6) The beneficial ownership of these shares is also attributed to Michael Lauer. See Footnote No. 7.

(7) Includes direct ownership of 40,000 shares and investment control of 1,460,000 shares through Mr. Lauer's role as Managing Member of Lancer Management Group LLC which is the Manager of Lancer Offshore, Inc. (820,000 shares) and Lancer Voyager Fund (170,000 shares), and Lancer Management Group, II, which is the Manager of Lancer Partners, L.P. (470,000 shares). Mr. Lauer acts as Investment Manager of each of these funds.

(*)      Less than 1%.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RESTRUCTURE OF CONSIDERATION PAID IN THE MERGER WITH OSAGE COMPUTER GROUP, INC.

         On June 12, 1998, the Company issued New Options to purchase 1.6 million shares of its Common Stock to the former shareholders of Osage Computer Group, Inc. in exchange for the surrender by such shareholders of the 800,000 Merger Options and the waiver by such shareholders of all rights to upward adjustment with respect to 900,000 shares of Common Stock originally received on December 22, 1997, in conjunction with the Company's acquisition of Osage Computer Group, Inc. Mr. Leadbeater and Mr. Olson each received 664,000 New Options in exchange for the surrender of 332,000 Merger Options.

         The New Options are subject to an exercise price of $4.50 per share and expire on December 19, 2003. They replace the Merger Options which had an exercise price of $3.00 per share (or lower based upon the average of the closing bid and ask prices of the shares for the 15 trading days prior to the date any segment of the Merger Options vest) and also expired on December 19, 2003. The Merger Options, however, only vested once the Company's earnings achieved certain agreed upon levels, and were contingent upon the holder's continued employment with the Company.

         The New Options were granted to replace the Merger Options in order, among other things, to avoid the potential compensation expense associated with vesting of the Merger Options when and if the Company achieved its earning targets in the future. See ITEM 6. "MANAGEMENT'S DISCUSSION OR ANALYSIS OR PLAN OF OPERATIONS."

         As a result of the Company's issuance of the New Options and the adoption of a classified board of directors in June 1998, the former shareholders of Osage Computer Group, Inc. further agreed to convert all of their shares of Series B $3.00 Convertible Preferred Stock received in conjunction with the Company's acquisition of Osage Computer Group, Inc. Holders of the Series B Shares had been entitled to certain voting rights with respect to the election of directors. All of the Series B Shares have been converted.

OPTIONS GRANTED TO MANAGEMENT

         During December 1997, the Company granted options to purchase 19,057 shares of its Common Stock to each of Jack Leadbeater and David Olson. The options permit the purchase of additional shares of Common Stock at $3.00 per share through December 19, 2000.

         Effective with his employment by the Company, as of June 10, 1998, the Company granted Phil Carter options to purchase 510,000 shares of the Company's Common Stock through June 10, 2003 at an exercise price of $4.50 per share. The options vest periodically provided Mr. Carter remains employed by the Company through December 31, 2000.

         In conjunction with his employment by the Company, during February 1998, the Company granted John Iorillo options to purchase 100,000 shares of the Company's Common Stock through June 10, 2003 at an exercise price of $5.00. On June 10, 1998, the Company agreed to amend these options to: (i) eliminate delayed vesting provisions; and (ii) reduce the exercise price of these options to $4.50 per share, and at the same time, granted Mr. Iorillo additional options to purchase 50,000 shares of the Company's Common Stock through December 19, 2003 at an exercise price of $4.50 per share.

         On December 4, 1998, the Company entered into an Investment Banking Agreement with American Maple Leaf Financial Corp. ("AMLF") for financial advisory and acquisition services. Andrew Panzo, a director of the Company, is also the Managing Director of AMLF. In consideration for such services, the Company granted AMLF a warrant to purchase 50,000 shares of common stock at an exercise price of $4.75 per share. 25,000 of the warrants vested on December 4, 1998, and 25,000 warrants vested on March 4, 1999. The warrants expire on December 4, 2000. Pursuant to the terms of the Investment Banking Agreement, the Company further agreed to pay AMLF a monthly fee and additional compensation in the form of cash or warrants in the event that the Company consummates certain financing transactions or acquisitions with third parties introduced to it by AMLF.

LOAN TO COMPANY TO COMPLETE ACQUISITION

         The systems integration business of IntraNet Solutions, Inc. ("IntraNet") was acquired by the Company on October 15, 1998 for a purchase price of $1,535,000. $740,000 of the purchase price was paid in cash at the closing; the balance was reflected by a promissory note due within ninety (90) days (the "IntraNet Note"). In order to facilitate the IntraNet acquisition, Jack Leadbeater and David Olson: (i) pledged certain of their personal stock holdings in order to guarantee the IntraNet Note, and (ii) together with John Iorillo, loaned $740,000 to the Company (the "Shareholder Loan") to satisfy the cash component of the purchase price. Together with a commitment fee of $183,000, the principal of the Shareholder Loan of $923,000 is payable, together with interest at the rate of ten (10%) percent per annum, at the earlier of: (i) a six month period commencing January 15, 1999; or (ii) out of the proceeds of any earlier financing transaction completed by the Company. Through the date of this Report, $533,000 of the Shareholder Loan had been repaid by the Company. In connection with the transactions, the Board of Directors concluded that the terms of the Shareholder Loan were more favorable to the Company than other financing proposals received at the time.

CHANGE IN CONTROL

         The Company entered into Termination Benefits Agreements with each of Messrs. Leadbeater and Olson effective June 12, 1998, and with Mr. Iorillo effective December, 1998, pursuant to which they are entitled to certain benefits if, after the occurrence of a Change in Control of the Company (as such term is defined therein), the Company terminates their employment other than for cause or Messrs. Leadbeater, Olson or Iorillo, as the case may be, voluntarily terminates his employment for "good reason" (including, among other things, a reduction in salary, material reduction in benefits, or a change in title, reporting responsibilities or office location requiring relocation). Corresponding amendments were made to the Employment Agreements of Messrs. Leadbeater, Olson and Iorillo.

                                     PART IV

ITEM 13.          FINANCIAL STATEMENTS AND EXHIBITS AND
                  REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this Report:

         1.       Financial Statements filed as part of this Report:                        Page
                                                                                            ----
Report of Deloitte & Touche LLP..............................................................F-1

Report of Pearce, Gray & Rudd................................................................F-2

     Consolidated Balance Sheets as of December 31, 1998 and 1997............................F-3

     Consolidated Statements of Operations
         Years Ended December 31, 1998, 1997 and 1996........................................F-4

     Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity
         Years Ended December 31, 1998, 1997 and 1996........................................F-5

     Consolidated Statements of Cash Flows
         Years Ended December 31, 1998, 1997 and 1996........................................F-6

     Notes to Consolidated Financial Statements..............................................F-9

The following Exhibits are filed as part of this Report:

Exhibit No.          Description                                                 Method of Filing
-----------          -----------                                                 ----------------
      2.1          Agreement and Plan of Merger dated November 5, 1997 by     Incorporated by reference to
                   and among Pacific Rim Entertainment, Inc., PR              Exhibit 2.1 on Form 8-K dated
                   Acquisition Corp. and Osage Computer Group, Inc.           December 22, 1997 (the "December 22,
                                                                              1997 Form 8-K").

      2.2          First Amendment to Agreement and Plan of Merger dated      Incorporated by reference to
                   December 19, 1997                                          Exhibit 2.2 to the December 22, 1997
                                                                              Form 8-K.

      2.3          Agreement and Plan of Merger dated February 27, 1998       Incorporated by reference to
                   by and among Pacific Rim Entertainment, Inc.,              Exhibit 2.4 to Registrant's Current
                   Solsource Acquisition Corp. and Solsource Computers,       Report on Form 8-K dated March 27,
                   Inc.                                                       1998 (the "March 27, 1998 Form 8-K").

      2.4          Agreement and Plan of Merger dated February 27, 1998       Incorporated by reference to
                   by and among Pacific Rim Entertainment, Inc., Jones        Exhibit 2.5 to the March 27, 1998
                   Acquisition Corp. and H.V. Jones, Inc.                     Form 8-K.

      2.5          Amendment to the Agreement and Plan of Merger dated        Incorporated by reference to
                   March 17, 1998 by and among Osage Systems Group, Inc.,     Exhibit 2.6 to the March 27, 1998
                   Jones Acquisition Corp. and H.V. Jones, Inc.               Form 8-K.

      2.6          Certificate of Merger of Osage Computer Group, Inc.        Incorporated by reference to
                   into PR Acquisition Corp. (a wholly-owned subsidiary       Exhibit 2.3 to the December 22, 1997
                   of Pacific Rim Entertainment, Inc.)                        Form 8-K.

      2.7          Certificate of Merger of Solsource Computers, Inc.         Incorporated by reference to
                   into Solsource Acquisition Corp.                           Exhibit 2.7 to the March 27, 1998
                                                                              Form 8-K.

      2.8          Certificate of Merger of H.V. Jones, Inc. into Jones       Incorporated by reference to
                   Acquisition Corp.                                          Exhibit 2.8 to the March 27, 1998
                                                                              Form 8-K.

      2.9          Stock Purchase Agreement dated April 24, 1998 by and       Incorporated by reference to
                   between Osage Systems Group, Inc. and O. Jack Anderson     Exhibit 2.9 to Registrant's Current
                                                                              Report on Form 8-K dated May 8, 1998
                                                                              (the "May 8, 1998 Form 8-K").

     2.10          Stock Purchase Agreement dated June 22, 1998 by and        Incorporated by reference to
                   among Osage Systems Group, Inc. and John Udelhofen,        Exhibit 2.10 to Registrant's Current
                   Michael Durbin, David Durbin and Brian Wolfe, the          Report on Form 8-K dated July 7,
                   shareholders of Open Business Systems, Inc.                1998 (the "July 7, 1998 Form 8-K").

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

      3.2          Certificate of Amendment to the Certificate of             Incorporated by reference to
                   Incorporation effective March 10, 1998                     Exhibit 3.5 of the March 11, 1998
                                                                              Form 8-K

      3.3          Certificate of Amendment to the Certificate of             Incorporated by reference to
                   Incorporation dated June 12, 1998                          Exhibit 3.9 of the Registrant's
                                                                              Quarterly Report on Form 10-QSB for
                                                                              the period ended June 30, 1998 (the
                                                                              "June 30, 1998 Form 10-QSB")

      3.4          Certificate of Designation, Preferences and Rights of      Incorporated by reference to
                   Class A Non-Voting Convertible Preferred Stock             Exhibit 3.1 of the Registrant's
                                                                              Current Report on Form 8-K dated
                                                                              March 11, 1998 (the "March 11, 1998
                                                                              Form 8-K")

      3.5          Certificate of Amendment of Certificate of                 Incorporated by reference to
                   Designation, Preferences and Rights of Class A             Exhibit 3.2 to the March 11, 1998
                   Non-Voting Convertible Preferred Stock                     Form 8-K

      3.6          Certificate of Restoration and Revival of Certificate      Incorporated by reference to
                   of Incorporation                                           Exhibit 3.3 to the March 11, 1998
                                                                              Form 8-K

      3.7          Certificate of Amendment to the Certificate of             Incorporated by reference to
                   Incorporation dated November 21, 1997                      Exhibit 3.4 to the March 11, 1998
                                                                              Form 8-K

      3.8          Certificate of Designation, Preferences and Rights of      Incorporated by reference to
                   Series A $3.00 Convertible Preferred Stock                 Exhibit 3.3 to the December 22, 1997
                                                                              Form 8-K

      3.9          Certificate of Designation, Preferences and Rights of      Incorporated by reference to
                   Series B $3.00 Convertible Preferred Stock                 Exhibit 3.4 to the December 22, 1997
                                                                              Form 8-K

     3.10          Certificate of Designation, Preferences and Rights of      Incorporated by reference to
                   Series C Convertible Preferred Stock                       Exhibit 3.8 to the March 27, 1998
                                                                              Form 8-K

     3.11          Certificate of Designation, Preferences and Rights of      Filed herewith
                   Series D Convertible Preferred Stock

     3.12          Certificate of Correction to Certificate of                Filed herewith
                   Designation, Preferences and Rights of Series D
                   Convertible Preferred Stock

     3.13          Certificate of Designation of Series E Convertible         Filed herewith
                   Preferred Stock

     3.14          Amended and Restated Bylaws dated June 12, 1998            Incorporated by reference to
                                                                              Exhibit 3.10 of the June 30, 1998
                                                                              Form 10-QSB

      4.1          Form of Common Stock Certificate                           Incorporated by reference to
                                                                              Exhibit 4.1 to Amendment No. 1 to
                                                                              Form S-1

      4.2          Form of Warrant                                            Incorporated by reference to
                                                                              Exhibit 1.2 to Amendment No. 1 to
                                                                              Form S-1

      4.3          Form of Warrant Certificate                                Incorporated by reference to
                                                                              Exhibit 4.2 to Amendment No. 1 to
                                                                              Form S-1

      4.4          Form of 8% Senior Secured Note                             Incorporated by reference to
                                                                              Exhibit 4 to the Registrant's
                                                                              Quarterly Report on Form 10-QSB for
                                                                              the period ended June 30, 1997

      4.5          Specimen of Series A $3.00 Convertible Preferred Stock     Incorporated by reference to
                                                                              Exhibit 4.1 to the December 22, 1997
                                                                              Form 8-K

      4.6          Specimen of Series B $3.00 Convertible Preferred Stock     Incorporated by reference to
                                                                              Exhibit 4.2 to the December 22, 1997
                                                                              Form 8-K

      4.7          Specimen of Series C Convertible Preferred Stock           Incorporated by reference to
                                                                              Exhibit 4.7 to the March 27, 1997
                                                                              Form 8-K

      4.8          Specimen of Series D Convertible Preferred Stock           Filed herewith

      4.9          Specimen of Series E Convertible Preferred Stock           Filed herewith

      9.1          Form of Voting Trust Agreement                             Incorporated by reference to
                                                                              Exhibit 9.1 to the December 22, 1997
                                                                              Form 8-K

      9.2          Amendment to Voting Trust Agreement                        Incorporated by reference to
                                                                              Exhibit 9.2 of the June 30, 1998
                                                                              Form 10-QSB

     10.1          Amended and Restated 1993 Stock Option Plan                Incorporated by reference to
                                                                              Exhibit 10.1 of the June 30, 1998
                                                                              Form  10-QSB.

     10.2          1993 Outside Director Stock Option Plan                    Incorporated by reference to
                                                                              Exhibit 10.5 to the Registration
                                                                              Statement on Form S-1 (Registration
                                                                              No. 33-69380) filed September 24,
                                                                              1993 ("Form S-1").

     10.3          Form of Stock Option                                       Incorporated by reference to
                                                                              Exhibit 10.1 to the December 22,
                                                                              1997 Form 8-K

     10.4          Form of Employment Agreement of Jack Leadbeater            Incorporated by reference to
                                                                              Exhibit 10.2 to the December 22,
                                                                              1997 Form 8-K

     10.5          Amendment to Employment Agreement of Jack Leadbeater       Incorporated by reference to
                                                                              Exhibit 10.23 of the June 30, 1998
                                                                              Form 10-QSB

     10.6          Option to Purchase 664,000 Shares granted to Jack          Incorporated by reference to
                   Leadbeater                                                 Exhibit 10.27 of the June 30, 1998
                                                                              Form 10-QSB

     10.7          Form of Employment Agreement of David Olson                Incorporated by reference to
                                                                              Exhibit 10.3 to the December 22,
                                                                              1997 Form 8-K

     10.8          Amendment to Employment Agreement of David Olson           Incorporated by reference to
                                                                              Exhibit 10.24 of the June 30, 1998
                                                                              Form 10-QSB

       10.9          Option to Purchase 664,000 Shares granted to David       Incorporated by reference to
                     Olson                                                    Exhibit 10.28 of the June 30, 1998
                                                                              Form 10-QSB

      10.10          Form of Employment Agreement with John Iorillo           Incorporated by reference to
                                                                              Exhibit 10.10 of the March 27, 1998
                                                                              Form 8-K.

      10.11          Amendment to Employment Agreement of John Iorillo        Filed herewith.

      10.12          Option to Purchase 50,000 Shares granted to John         Incorporated by reference to
                     Iorillo                                                  Exhibit 10.29 of the June 30, 1998
                                                                              Form 10-QSB

      10.13          Option to Purchase 100,000 Shares granted to John        Incorporated by reference to
                     Iorillo                                                  Exhibit 10.30 of the June 30, 1998
                                                                              Form 10-QSB

      10.14          Amendment to Option to Purchase 100,000 Shares granted   Incorporated by reference to
                     to John Iorillo                                          Exhibit 10.31 of the June 30, 1998
                                                                              Form 10-QSB

      10.15          Form of Employment Agreement of Michael Glynn            Incorporated by reference to
                                                                              Exhibit 10.4 to the December 22,
                                                                              1997 Form 8-K

      10.16          Option to Purchase 100,000 Shares Granted to Michael     Incorporated by reference to
                     Glynn                                                    Exhibit 10.5 to the December 22,
                                                                              1997 Form 8-K

      10.17          Employment Letter of Understanding with Phil Carter      Filed herewith.

      10.18          Option to Purchase 510,000 Shares granted to Phil        Filed herewith.
                     Carter

      10.19          Employment Agreement of Daniel J. Vahalla                Incorporated by reference to
                                                                              Exhibit 10.11 of the March 27, 1998
                                                                              Form 8-K

      10.20          Employment Agreement of Hugh V. Jones                    Incorporated by reference to
                                                                              Exhibit 10.12 of the March 27, 1998
                                                                              Form 8-K

      10.21          Termination Benefits Agreement of Jack Leadbeater          Incorporated by reference to
                                                                                Exhibit 10.25 of the June 30, 1998
                                                                                Form 10-QSB

      10.22          Termination Benefits Agreement of David Olson              Incorporated by reference to
                                                                                Exhibit 10.26 of the June 30, 1998
                                                                                Form 10-QSB

      10.23          Termination Benefits Agreement of John Iorillo             Filed herewith.

      10.24          Confidential Private Placement Memorandum dated            Incorporated by reference to
                     November 24, 1997 relating to the offer and sale of        Exhibit 10.6 to the December 22,
                     $3,660,000 of Series A Preferred Stock                     1997 Form 8-K

      10.25          Supplement No. 1 to Confidential Private Placement         Incorporated by reference to
                     Memorandum dated November 24, 1997 relating to the
                     Exhibit 10.7 to the December 22, offer and sale of
                     $3,660,000 of Series A Preferred 1997 Form 8-K Stock

      10.26          Registration Rights Agreement by and among Pacific Rim     Incorporated by reference to
                     Entertainment, Inc. and the Trust of Daniel J. and         Exhibit 10.13 of the March 27, 1998
                     Mary G. Vahalla, Gary Gwin, Maureen Gaare and Daniel       Form 8-K
                     Grube

      10.27          Registration Rights Agreement by and between Pacific       Incorporated by reference to
                     Rim Entertainment, Inc. and Hugh V. Jones                  Exhibit 10.14 of the March 27, 1998
                                                                                Form 8-K

      10.28          Consulting Agreement by and between Osage Systems          Incorporated by reference to
                     Group, Inc. and O. Jack Anderson                           Exhibit 10.15 of the May 8, 1998
                                                                                Form 8-K

      10.29          Noncompetition Agreement by and between Osage Systems      Incorporated by reference to
                     Group, Inc. and O. Jack Anderson                           Exhibit 10.16 of the May 8, 1998
                                                                                Form 8-K

      10.30          Registration Rights Agreement by and between Osage         Incorporated by reference to
                     Systems Group, Inc. and O. Jack Anderson                   Exhibit 10.17 of the May 8, 1998
                                                                                Form 8-K

      10.31          Employment Agreement dated June 22, 1998 by and            Incorporated by reference to
                     between Open Business Systems, Inc. and John Udelhofen     Exhibit 10.18 of July 7, 1998 Form
                                                                                8-K

      10.32          Employment Agreement dated June 22, 1998 by and            Incorporated by reference to
                     between Open Business Systems, Inc. and Michael Durbin     Exhibit 10.19 of the July 7, 1998
                                                                                Form 8-K

      10.33          Employment Agreement dated June 22, 1998 by and            Incorporated by reference to
                     between Open Business Systems, Inc. and David Durbin       Exhibit 10.20 of the July 7, 1998
                                                                                Form 8-K

      10.34          Employment Agreement dated June 22, 1998 by and            Incorporated by reference to
                     between Open Business Systems, Inc. and Brian Wolfe        Exhibit 10.21 of the July 7, 1998
                                                                                Form 8-K

      10.35          Registration Rights Agreement dated June 22, 1998 by       Incorporated by reference to
                     and among Osage Systems Group, Inc. and John               Exhibit 10.22 of the July 7, 1998
                     Udelhofen, Michael Durbin, David Durbin and Brian          Form 8-K
                     Wolfe, the Shareholders of Open Business Systems, Inc.

      10.36          Investment Banking Agreement dated December 4, 1998,       Filed herewith.
                     by and between Osage Systems Group, Inc. and American
                     Maple Leaf Financial Corp.

      10.37          Warrant to Purchase 50,000 shares granted to American      Filed herewith.
                     Maple Leaf Financial Corp.

       21.1          Subsidiaries of the Registrant                             Filed herewith.

       27.1          Financial Data Schedule                                    Filed herewith.

(b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10-KSB, and has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 1999.

                      OSAGE SYSTEMS GROUP, INC.


                      By:  /s/ Jack R. Leadbeater
                           ----------------------------------------------------
                           Jack R. Leadbeater
                           Chairman of the Board and Chief Executive Officer


                      By:  /s/ John Iorillo
                           ----------------------------------------------------
                           John Iorillo
                           Chief Financial Officer/Principal Accounting Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in the capacity and on the dates indicated.

Signature                        Title                               Date
---------                        -----                               ----
/s/ Jack R. Leadbeater           Chairman and Chief Executive        March 29, 1999
----------------------           Officer
Jack R. Leadbeater

/s/ David S. Olson               President and Director              March 29, 1999
----------------------
David S. Olson

/s/ Phil Carter                  Chief Operating Officer and         March 29, 1999
----------------------           Director
Phil Carter

/s/ John Iorillo                 Chief Financial Officer and         March 29, 1999
----------------------           Director
John Iorillo

/s/ Andrew P. Panzo              Director                            March 29, 1999
----------------------
Andrew P. Panzo

/s/ George Knight                Director                            March 29, 1999
----------------------
George Knight

INDEPENDENT AUDITORS' REPORT


Stockholders and Board of Directors
Osage Systems Group, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Osage Systems Group, Inc. (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, convertible preferred stock and stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 1998 and 1997 consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
Phoenix, Arizona


March 10, 1999

                          INDEPENDENT AUDITOR'S REPORT

To the Shareholders of
      Osage Computer Group, Inc.

We have audited the balance sheet of Osage Computer Group, Inc. as of December 31, 1996 and the statements of income, retained earnings and changes in financial position for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the statements of income, changes in financial position and retained earnings for the year ended December 31, 1996 are presented in accordance with generally accepted accounting principles applied on a consistent basis. Further, in our opinion, the balance sheet presents fairly, in all material respects, the financial position of the Company as of December 31, 1996 in accordance with generally accepted accounting principles.



PEARCE, GRAY & RUDD

Mesa, Arizona
March 24, 1997

OSAGE SYSTEMS GROUP, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

ASSETS                                                                                  1998                 1997
CURRENT ASSETS:
  Cash and cash equivalents                                                         $  3,151,572         $  2,576,323
  Accounts receivable - net of allowance for doubtful accounts of
    $132,000 in 1998 and $15,000 in 1997 (Note 4)                                     14,077,862            1,974,496
  Inventories (Note 4)                                                                   332,272                6,672
  Prepaid expenses and other current assets (Note 8)                                     556,972               25,728
  Deferred income taxes (Note 9)                                                         508,000              210,000
                                                                                    ------------         ------------
           Total current assets                                                       18,626,678            4,793,219

FURNITURE AND EQUIPMENT - Net (Notes 3 and 4)                                          1,475,284               86,881

GOODWILL - Net                                                                        15,462,427

DEFERRED INCOME TAXES (Note 9)                                                         1,392,000

OTHER ASSETS                                                                             204,876
                                                                                    ------------         ------------
TOTAL                                                                               $ 37,161,265         $  4,880,100
                                                                                    ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit (Note 4)                                                           $    750,000
  Current portion of long-term debt (Notes 4 and 8)                                    1,914,078
  Accounts payable (Note 4)                                                           15,857,172         $  1,948,802
  Accrued expenses                                                                     2,141,795              507,395
  Deferred revenue                                                                     1,185,382
  Income taxes payable (Note 9)                                                           70,485              262,182
                                                                                    ------------         ------------
           Total current liabilities                                                  21,918,912            2,718,379
                                                                                    ------------         ------------
LONG-TERM DEBT (Notes 4 and 6)                                                           645,104

SERIES D CONVERTIBLE PREFERRED STOCK, ISSUED AND
  OUTSTANDING, 1,000 SHARES IN 1998; TOTAL LIQUIDATION
  PREFERENCE, $1,000,000 (NOTE 2)                                                        765,586

COMMITMENTS AND CONTINGENCIES (Notes 2, 5, 6, 7 and 8)

STOCKHOLDERS' EQUITY (Notes 2, 7, 10 and 11):
  Series A Convertible Preferred, $100 stated value - authorized, issued and outstanding, 10 shares in 1998 and 122 shares in 1997; total liquidation
    preference, $300,000 in 1998 and $3,660,000 in 1997                                    1,000               12,200
  Series B Convertible Preferred, $100 stated value - authorized, issued and
    outstanding, 50 shares in 1997; total liquidation preference, $1,500,000                                    5,000
  Series C Convertible Preferred, $50 stated value - authorized, issued and
    outstanding, 25 shares in 1998; total liquidation preference, $375,000                 1,250
  Common stock, $.01 par value - authorized, 50,000,000 shares;
    issued and outstanding, 9,511,058 shares in 1998 and 4,820,000
    shares in 1997                                                                        95,111               48,200
  Additional paid-in capital                                                          17,434,279            2,772,246
  Accumulated deficit                                                                 (3,699,977)            (675,925)
                                                                                    ------------         ------------
           Total stockholders' equity                                                 13,831,663            2,161,721
                                                                                    ------------         ------------
TOTAL                                                                               $ 37,161,265         $  4,880,100
                                                                                    ============         ============

See notes to consolidated financial statements

OSAGE SYSTEMS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                          1998                 1997                 1996

NET SALES                                             $ 60,975,674         $ 14,191,203         $  9,908,379

COST OF SALES                                           49,430,087           11,670,066            7,694,775
                                                      ------------         ------------         ------------

          Gross profit                                  11,545,587            2,521,137            2,213,604
                                                      ------------         ------------         ------------

OPERATING EXPENSES:
  Selling, general and administrative expenses          15,132,780            2,775,794            2,094,447
  Depreciation and amortization                            747,815               31,546               48,527
                                                      ------------         ------------         ------------

          Total operating expenses                      15,880,595            2,807,340            2,142,974
                                                      ------------         ------------         ------------

OPERATING (LOSS) INCOME                                 (4,335,008)            (286,203)              70,630

INTEREST EXPENSE - Net                                    (218,044)              (9,731)             (26,230)
                                                      ------------         ------------         ------------

(LOSS) INCOME BEFORE (BENEFIT)
  PROVISION FOR INCOME TAXES                            (4,553,052)            (295,934)              44,400

(BENEFIT) PROVISION FOR INCOME
  TAXES (Note 9)                                        (1,529,000)              (3,000)               9,464
                                                      ------------         ------------         ------------

NET (LOSS) INCOME                                     $ (3,024,052)        $   (292,934)        $     34,936
                                                      ============         ============         ============

(LOSS) INCOME PER COMMON SHARE -
  BASIC AND DILUTED (Note 1)                          $      (0.40)        $      (0.06)        $       0.01
                                                      ============         ============         ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                            7,632,407            4,820,000            4,868,200
                                                      ============         ============         ============


See notes to consolidated financial statements.

OSAGE SYSTEMS GROUP, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                               STOCKHOLDERS' EQUITY
                                                                               --------------------
                                                  SERIES D CONVERTIBLE        SERIES A CONVERTIBLE
                                                     PREFERRED STOCK             PREFERRED STOCK
                                                 ---------------------        ---------------------
                                                 SHARES         AMOUNT         SHARES        AMOUNT
BALANCE, JANUARY 1, 1996
  Purchase and retirement of treasury shares
  Net income
                                                 ---------      ---------      ---------     ---------
BALANCE, DECEMBER 31, 1996
  Acquisition of Pacific Rim Entertainment,
    Inc. (Note 1)
  Private placement offering (Note 1)                                                122     $  12,200
  Net loss
                                                 ---------      ---------      ---------     ---------
BALANCE, DECEMBER 31, 1997                                                           122        12,200
  Acquisition of Solsource (Note 1)
  Acquisition of HV Jones (Note 1)
  Acquisition of OST (Note 1)
  Acquisition of OBS (Note 1)
  Acquisition of E-Comm (Note 1)
  Issuance of Series D preferred stock
    and common stock warrants (Note 2)               1,000      $ 765,586
  Issuance of common stock (Note 2)
  Conversion of preferred stock into
    common stock (Note 2)                                                           (112)      (11,200)
  Net loss
                                                 ---------      ---------      ---------     ---------
BALANCE, DECEMBER 31, 1998                           1,000      $ 765,586             10     $   1,000
                                                 =========      =========      =========     =========

                                                                                    STOCKHOLDERS' EQUITY
                                                 -----------------------------------------------------------------------------------
                                                  SERIES B CONVERTIBLE         SERIES C CONVERTIBLE
                                                     PREFERRED STOCK             PREFERRED STOCK                 COMMON STOCK
                                                 ----------------------       ---------------------       -------------------------
                                                 SHARES          AMOUNT        SHARES        AMOUNT          SHARES         AMOUNT

BALANCE, JANUARY 1, 1996                                                                                    4,916,400    $   48,200
  Purchase and retirement of treasury shares                                                                  (96,400)
  Net income
                                                 -----------    -----------   -----------   -----------   -----------    ----------
BALANCE, DECEMBER 31, 1996                                                                                  4,820,000        48,200
  Acquisition of Pacific Rim Entertainment,
    Inc. (Note 1)                                         50    $     5,000
  Private placement offering (Note 1)
  Net loss
                                                 -----------    -----------   -----------   -----------   -----------    ----------
BALANCE, DECEMBER 31, 1997                                50          5,000                                 4,820,000        48,200
  Acquisition of Solsource (Note 1)                                                                           150,000         1,500
  Acquisition of HV Jones (Note 1)                                                    105   $     5,265
  Acquisition of OST (Note 1)                                                                                 383,334         3,833
  Acquisition of OBS (Note 1)                                                                                 432,330         4,323
  Acquisition of E-Comm (Note 1)                                                                              149,700         1,497
  Issuance of Series D preferred stock
    and common stock warrants (Note 2)
  Issuance of common stock (Note 2)                                                                         1,780,294        17,804
  Conversion of preferred stock into
    common stock (Note 2)                                (50)   $    (5,000)          (80)       (4,015)    1,795,400        17,954
  Net loss
                                                 -----------    -----------   -----------   -----------   -----------    ----------
BALANCE, DECEMBER 31, 1998                                      $                      25   $     1,250     9,511,058    $   95,111
                                                 ===========    ===========   ===========   ===========   ===========    ==========

                                                                       STOCKHOLDERS' EQUITY
                                                   ---------------------------------------------------------
                                                     ADDITIONAL          RETAINED                TOTAL
                                                       PAID-IN           EARNINGS            STOCKHOLDERS'
                                                       CAPITAL           (DEFICIT)              EQUITY
BALANCE, JANUARY 1, 1996                                               $     83,027         $   131,227
  Purchase and retirement of treasury shares                                   (954)               (954)
  Net income                                                                 34,936               34,936
                                                   ------------        ------------         ------------
BALANCE, DECEMBER 31, 1996                                                  117,009              165,209
  Acquisition of Pacific Rim Entertainment,
    Inc. (Note 1)                                  $   (715,554)           (500,000)          (1,210,554)
  Private placement offering (Note 1)                 3,487,800                                3,500,000
  Net loss                                                                 (292,934)            (292,934)
                                                   ------------        ------------         ------------
BALANCE, DECEMBER 31, 1997                            2,772,246            (675,925)           2,161,721
  Acquisition of Solsource (Note 1)                   1,029,000                                1,030,500
  Acquisition of HV Jones (Note 1)                    1,574,235                                1,579,500
  Acquisition of OST (Note 1)                         2,568,338                                2,572,171
  Acquisition of OBS (Note 1)                         2,382,065                                2,386,388
  Acquisition of E-Comm (Note 1)                        928,503                                  930,000
  Issuance of Series D preferred stock
    and common stock warrants (Note 2)                  154,000                                  154,000
  Issuance of common stock (Note 2)                   6,023,631                                6,041,435
  Conversion of preferred stock into
    common stock (Note 2)                                 2,261
  Net loss                                                               (3,024,052)          (3,024,052)
                                                   ------------        ------------         ------------
BALANCE, DECEMBER 31, 1998                         $ 17,434,279        $ (3,699,977)        $ 13,831,663
                                                   ============        ============         ============

See notes to consolidated financial statements.

OSAGE SYSTEMS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------------------------------------------------------
                                                               1998             1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss) income                                       $ (3,024,052)   $   (292,934)   $   34,936
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
      Depreciation and amortization                            747,815          31,546        48,527
      Stock-based compensation                                                 300,000
      Loss on disposal of assets                                                 1,859
      Loss on disposal of investments                                           50,000
      Deferred income taxes                                 (1,351,893)       (265,000)        9,464
      Interest on employee retention programs                   43,014
      Changes in operating assets and liabilities:
        Accounts receivable                                 (7,637,152)        (35,149)     (587,678)
        Inventories                                            204,743          (4,482)        1,976
        Prepaid expenses and other assets                     (294,609)         21,806         1,316
        Accounts payable                                    10,253,182         309,120       667,663
        Accrued expenses and deferred revenue                2,416,394         125,328       (33,422)
        Income taxes payable                                  (191,697)        262,182
                                                          ------------    ------------    ----------
           Net cash provided by operating activities         1,165,745         504,276       142,782
                                                          ------------    ------------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                      (1,148,205)        (38,700)      (32,138)
  Acquisition costs, net of cash received of $195,328       (6,673,254)
  Investments                                                                  (25,000)      (25,000)
                                                          ------------    ------------    ----------
           Net cash used in investing activities            (7,821,459)        (63,700)      (57,138)
                                                          ------------    ------------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit agreement                    750,000
  Borrowings on executive officers notes payable               740,000
  Principal payments on capital leases                         (39,061)
  Distribution to Osage stockholders                                          (500,000)
  Repayment of bridge indebtedness                                            (450,000)
  Net proceeds from sale of common stock and
    preferred shares                                         6,961,021       3,500,000
  Principal payments on note payable                        (1,180,997)                     (110,000)
  Repayment of note payable due to former
    parent company                                                            (154,263)
  Purchase of treasury stock                                                  (212,500)         (954)
  Acquisition costs                                                            (48,054)
                                                          ------------    ------------    ----------
            Net cash provided by (used in) financing
              activities                                     7,230,963       2,135,183      (110,954)
                                                          ------------    ------------    ----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                         575,249       2,575,759       (25,310)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                          2,576,323             564        25,874
                                                          ------------    ------------    ----------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                                             $  3,151,572    $  2,576,323    $      564
                                                          ============    ============    ==========

                                                                     (Continued)

OSAGE SYSTEMS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

---------------------------------------------------------------------------------------------------------
                                                                             1998        1997      1996
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                                  $  256,908   $ 9,731   $ 26,230
                                                                          ==========   =======   ========
  Income taxes paid                                                       $   17,452
                                                                          ==========
  Income taxes refunded                                                   $   46,639
                                                                          ==========
SUPPLEMENTAL DISCLOSURES OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
    Non-cash aspects of Solsource acquisition:
      Stock issued                                                        $1,030,500
                                                                          ==========
      Fair value of assets acquired other than cash                       $1,339,676
                                                                          ==========
      Deferred tax asset acquired                                         $   14,426
                                                                          ==========
      Liabilities assumed                                                 $1,758,063
                                                                          ==========
      Goodwill recorded in connection with acquisition of Solsource       $1,688,943
                                                                          ==========
    Non-cash aspects of HV Jones acquisition:
      Stock issued                                                        $1,579,500
                                                                          ==========
      Fair value of assets acquired other than cash                       $  602,489
                                                                          ==========
      Deferred tax asset acquired                                         $  140,753
                                                                          ==========
      Liabilities assumed                                                 $1,225,573
                                                                          ==========
      Note forgiveness                                                    $   60,000
                                                                          ==========
      Goodwill recorded in connection with acquisition of HV Jones        $2,600,701
                                                                          ==========
    Non-cash aspect of OST acquisition:
      Stock issued                                                        $2,572,171
                                                                          ==========
      Fair value of assets acquired other than cash                       $1,663,594
                                                                          ==========
      Deferred tax asset acquired                                         $  167,998
                                                                          ==========
      Liabilities assumed                                                 $  783,522
                                                                          ==========
      Employee retention program                                          $  419,995
                                                                          ==========
      Note payable                                                        $  238,293
                                                                          ==========
      Goodwill recorded in connection with acquisition of OST             $4,800,792
                                                                          ==========
    Non-cash aspects of OBS acquisition:
      Stock issued                                                        $2,386,388
                                                                          ==========
      Fair value of assets acquired other than cash                       $2,008,572
                                                                          ==========
      Liabilities assumed                                                 $1,698,987
                                                                          ==========
      Deferred tax liability assumed                                      $   42,565
                                                                          ==========
      Goodwill recorded in connection with acquisition of OBS             $4,046,946
                                                                          ==========

                                                                     (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

------------------------------------------------------------------------------------------------------------

                                                                       1998            1997             1996
    Non-cash aspects of E-Comm acquisition:
      Stock issued                                                 $  930,000
                                                                   ==========
      Fair value of assets acquired other than cash                $  257,351
                                                                   ==========
      Deferred tax asset acquired                                  $   32,220
                                                                   ==========
      Liabilities assumed                                          $   88,460
                                                                   ==========
      Employee retention program                                   $   64,156
                                                                   ==========
      Goodwill recorded in connection with acquisition of E-Comm   $1,098,429
                                                                   ==========

    Non-cash aspects of the systems integration business of IntraNet Solutions, Inc. acquisition:

    Deferred tax asset acquired                                    $   25,629
                                                                   ==========
    Note payable                                                   $  785,000
                                                                   ==========
    Employee retention program                                     $   59,573
                                                                   ==========
    Goodwill recorded in connection with acquisition of
      the systems integration business of IntraNet                 $1,702,087
                                                                   ==========
    Commitment fee on notes payable (Note 8)                       $  183,000
                                                                   ==========

See notes to consolidated financial statements.                      (Concluded)

OSAGE SYSTEMS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF BUSINESS - Osage Systems Group, Inc. (the "Company"), through its wholly-owned subsidiaries, provides network computer solutions through a broad range of information technology services primarily in the states of Arizona, Texas, California, Florida, Illinois, Wisconsin, Minnesota, Virginia and New York. Such services are intended to transform discrete hardware and software components into integrated systems and provide solutions to complex information technology problems.

      On November 11, 1997, the former parent of Osage Computer Group, Inc. ("Osage"), Sun Up Enterprises, Inc. ("Sun Up") was merged into Osage. In conjunction with such merger, Sun Up's separate corporate existence ceased.

      On December 22, 1997, the Company acquired Osage pursuant to the terms of a Merger Agreement dated November 5, 1997 (the "Merger Agreement") with Pacific Rim Entertainment, Inc., a publicly-traded company. Upon the closing of the merger, through a wholly-owned subsidiary, the Company acquired 100 percent of the outstanding capital stock of Osage in exchange for consideration paid to the former stockholders of Osage (the "Osage Stockholders") consisting of: (i) $500,000 in cash; (ii) 900,000 newly-issued shares of common stock (subject to upward adjustment in the event the trading price of the Company's common stock is below $2.00 per share during an 18-month period following the merger); (iii) 200,000 newly-issued shares of common stock; (iv) 50 shares of Series B $3.00 convertible preferred stock (the "Series B Shares"), which are convertible into 500,000 shares of common stock (Note 2); and (v) options with a term of six years that permit the purchase of 800,000 shares of common stock (Note 10).

      Of the shares of common stock issued to the Osage Stockholders in the merger are 900,000 shares subject to an upward adjustment to the extent that during any of the six consecutive three-month periods following the effectiveness of a registration statement, the quarterly value of the Company's common stock, as to 150,000 shares during each such applicable three-month period, is below $2.00. The quarterly value shall be derived from a combination of (1) sales of shares of the Company's common stock by the Osage Stockholders in open market transactions, upon which value shall be measured by the average per share sales price, or (2) to the extent that open market sales have not generated sales proceeds to the Osage Stockholders of at least $300,000 (based upon the sale of 150,000 shares), then the remaining value shall be measured based on the average of the closing bid and ask prices of the Company's common stock on the principal exchange, automated quotation system or over-the-counter market for the 15 trading days before the last trading day in each such respective three-month period. To the extent that a sale or deemed sale of 150,000 shares yields for the Osage Stockholders less than $300,000 during any such applicable three-month period, then, and in that event, the Company would be required to issue to the Osage Stockholders such number of additional shares of common stock as would provide them with a yield of $300,000 on the sale or deemed sale of common stock during the applicable three-month period.

      Contemporaneous with the merger, the Company completed a private placement offering to accredited investors (the "Offering") of $3,660,000, consisting of 122 shares of Series A $3.00 convertible preferred stock (the "Series A Shares"). Part of the proceeds was used by the Company to:
      (i) retire approximately $450,000 of debt; (ii) pay the $500,000 cash component of the merger consideration to the Osage Stockholders; and (iii) pay $160,000 of related fees for such offering. The remainder of the proceeds was used to finance the Company's strategic acquisition strategy and working capital requirements.

      On March 10, 1998, the Company changed its name from Pacific Rim Entertainment, Inc. to Osage Systems Group, Inc.

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

      During 1998, the Company commenced an aggressive acquisition strategy to enhance its position in its current markets and acquire operations in new markets. To effectuate this growth, the Company made six acquisitions during 1998.

      On March 17, 1998, the Company acquired Solsource Computers, Inc. ("Solsource") pursuant to the terms of an Agreement and Plan of Merger. Upon closing, through a wholly-owned subsidiary, the Company acquired 100 percent of the outstanding capital stock of Solsource for merger consideration of $1.1 million; consisting of $200,000 in cash and $900,000 in newly issued common shares priced at $6.00 per share. In addition, the agreement requires earn-out incentive shares of $1.0 million to be issued if Solsource achieves certain performance targets based upon performance criteria established for the one-year anniversary following the date of acquisition.

      On March 17, 1998, the Company also completed the acquisition of H.V. Jones, Inc. ("HV Jones") pursuant to the terms of an Agreement and Plan of Merger dated February 27, 1998. Upon closing, through a wholly-owned subsidiary, the Company acquired 100 percent of the outstanding capital stock of HV Jones for merger consideration of $1,975,000; consisting of $395,000 in cash and $1.58 million (105.3 shares) in Series C Convertible Preferred Stock ("Series C Shares") which converts into common stock during the next four quarters (Note 2). In addition, the agreement requires earn-out incentive shares of $2.7 million to be issued over a two-year period if HV Jones achieves certain performance targets based upon performance criteria established for the one and two year anniversaries following the date of acquisition.

      On April 24, 1998, the Company completed the acquisition of 100 percent of the outstanding capital stock of Open Systems Technologies, Inc. ("OST") for merger consideration of $5.26 million; consisting of $2.76 million in cash ($260,000 is payable no later than March 31, 1999), $2.0 million in newly issued common shares priced at $6.00 per share and $500,000 in a key employee retention program. The key employee retention program is payable to key employees or the selling shareholders within 30 days following the end of the 24th month of the closing of the acquisition and is payable in equal portions of cash and common stock.

      On June 22, 1998, the Company completed the acquisition of 100 percent of the outstanding capital stock of Open Business Systems, Inc. ("OBS") for merger consideration of $4.0 million; consisting of $2.0 million in cash and $2.0 million in newly issued common shares priced at $5.52 per share. In addition, the agreement requires earn-out incentive shares of $3.0 million to be issued over a three-year period if OBS achieves certain performance targets based upon performance criteria established for the one, two and three year anniversaries following the date of acquisition.

      On October 8, 1998, Osage acquired Electronic Commerce Network Solutions Corporation ("E-Comm") pursuant to the terms of an Agreement and Plan of Merger. Upon closing, through a wholly-owned subsidiary, Osage acquired 100 percent of the outstanding stock of E-Comm for merger consideration of $1.25 million; consisting of $232,500 in cash, $930,000 in newly issued common shares priced at $6.21 per share and $87,500 in a key employee retention program. $17,500 of the key employee retention program was paid at closing, with the remaining $70,000 payable to key employees or the selling shareholders within 60 days following the end of the first anniversary of the closing of the acquisition and is payable in shares of the Company's common stock. In addition, the agreement requires earn-out incentive of $500,000 (20% cash and 80% common stock) to be issued over a two year period if E-Comm achieves certain performance targets based upon performance criteria established for the one and two year anniversaries following the date of acquisition.

      On October 15, 1998, the Company completed the acquisition of the systems integration business of IntraNet Solutions, Inc. ("IntraNet") for merger consideration of $1.6 million; consisting of $715,000 in cash, $785,000 in the form of a note payable, of which $250,000 was due and payable within 30 days after the closing and the remaining principal amount of $535,000 is due and payable within 90 days after the closing, and $100,000 in a key employee retention program. Of the key employee retention program, $35,000, was paid at closing, with the remaining $65,000 payable to key employees or the selling shareholders within 30 days following the end of the first anniversary of the closing of the acquisition in shares of the Company's common stock. In addition, the agreement requires earn-out incentive shares valued at $1.0 million to be issued over a two-year period if IntraNet achieves certain performance targets based upon performance criteria established for the one and two year anniversaries following the date of acquisition.

      The Solsource, HV Jones, OST, OBS, E-Comm and the systems integration business of IntraNet acquisitions were accounted for using the purchase method of accounting for business combinations. The excess of assets acquired over liabilities assumed has been allocated to goodwill and is being amortized over 20 years. Results of operations of Solsource, HV Jones, OST, OBS, E-Comm and the systems integration business of IntraNet have been included in the Company's consolidated statements of operations from their respective acquisition dates.

      The unaudited proforma combined condensed financial information below does not purport to represent the results of operations that would have actually resulted had the purchases occurred on the indicated dates, nor should it be taken as indicative of future results of operations. The proforma information assumes the acquisitions were made at the beginning of each year presented.

                                           FISCAL YEAR
                                     1998                1997

      Net sales                 $ 83,046,200         $ 62,598,600
                                ============         ============

      Operating loss            $ (4,571,400)        $ (1,159,900)
                                ============         ============

      Net loss                  $ (3,179,700)        $ (1,705,900)
                                ============         ============

      Net loss per share        $      (0.33)        $      (0.18)
                                ============         ============

      SIGNIFICANT ACCOUNTING POLICIES are as follows:

        BASIS OF CONSOLIDATION - The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, Osage Computer Group, Inc., H.V. Jones, Inc., Solsource Computers, Inc., Open Systems Technologies, Inc., Open Business Systems, Inc., Osage Systems Group Minnesota, Inc. and Osage Support Center, Inc. (the "Support Center"), (collectively, the "Company"). All significant intercompany balances and transactions are eliminated in consolidation.

        CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

        GOODWILL of $15,462,427, relating to the acquisitions made during 1998, is being amortized on a straight-line basis over 20 years. For the year ended December 31, 1998, amortization expense and accumulated amortization were $475,471.

        REVENUE RECOGNITION - The Company recognizes sales of products when the products are shipped and services and support revenue are recognized when the applicable services are rendered. Prior to November 1, 1998, preventative maintenance contracts sold to customers were provided by an unrelated company. Upon sale of a preventative maintenance contract, the Company recognized the sale and related cost in its statement of operations. Effective, November 1, 1998, the Support Center commenced operations whereby the service relating to preventative maintenance contracts sold to customers is initially handled by the Support Center. Accordingly, the sale and related costs of such contracts are recognized over the term of the contract.

        INVENTORIES which consist of finished goods, are recorded at the lower of cost (first-in, first-out) or market.

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

        NET INCOME (LOSS) PER COMMON SHARE - The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share.

        Net income (loss) per common share is computed by dividing net income
        (loss) by the weighted average number of common shares outstanding during the year after giving effect to stock options and the conversion of preferred shares considered to be dilutive. Because the Company incurred a loss for the years ended December 31, 1998 and 1997, the effects of the potential dilutive securities discussed in Notes 1, 2 and 10 are not included in the calculations.

        FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to a concentration of credit risk consist of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for probable credit losses and such losses have been within management's expectations. Write-offs of accounts receivable have not been material for any of the periods presented.

        The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates the carrying value due to the short-term nature of these instruments. Management has estimated that the fair values of the notes payable approximate the current balances outstanding, based on currently available rates for debt with similar terms.

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

        IMPAIRMENT - The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets may warrant revision or that the remaining balance of these assets may not be recoverable. When factors indicate that these assets should be evaluated for possible impairment, the Company's management uses several factors including, among other the Company's projection of future operating revenues relating to these assets and their related impact on cash flows.

        NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"), which is effective for financial statements for periods beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The adoption of SFAS 130 as of January 1, 1998 had no impact on its financial statement presentation or related disclosures as the Company had no items of comprehensive income for any of the periods presented.

        In June 1997, the FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997 and establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company operates in one business segment. Accordingly, the adoption of SFAS 131 did not have a material impact on its financial statement presentation or related disclosures.

        In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for transactions entered into in fiscal quarters of fiscal years that begin after June 15, 1999. This statement establishes standards for the accounting and reporting for derivative instruments and for hedging activities. The future effect on the Company's financial position and the results of operations has not been determined.

        RECLASSIFICATIONS - Certain reclassifications have been made to the 1997 and 1996 balances to conform with the classifications used in 1998.

2.      CONVERTIBLE PREFERRED STOCK AND CAPITAL STOCK

        In June 1998, the stockholders approved an amendment to the Company's Articles of Incorporation to increase the number of shares of common stock the Company is authorized to issue from 10,000,000 to 50,000,000 and to increase the number of shares of preferred stock the Company is authorized to issue from 1,000 to 10,000,000.

      The Company's capital stock consists of common stock, Series A Preferred, Series B Preferred, Series C Preferred and Series D Preferred. The Series A Preferred shares have no voting rights, do not share in dividends, are each convertible at any time into 10,000 shares of voting common stock, and beginning June 22, 1998, six months from issuance, are redeemable by the Company at its discretion at $3.00 per share. As of December 31, 1998, 10 Series A Shares with a principal amount of $300,000 remain outstanding. The Series A Preferred shares are redeemable by the Company provided (1) the average of the closing bid and ask prices of the Company's common stock has exceeded $5.00 per share for the 20 trading days preceding the date notice of redemption is given to the holders of the Series A Preferred shares, (2) the shares of the common stock issued or issuable upon conversion of the Series A Preferred shares are subject to an effective registration statement, and (3) the placement agent of the offering shall have waived any restrictions upon the resale of such shares.

      The Series B Preferred shares that were outstanding as of December 31, 1997 were converted into 500,000 shares of common stock during 1998.

      The Series C Preferred shares participate in common stock dividends on an "if converted" basis. The Series C Shares have no voting rights and are each convertible into common stock during the four quarters that commenced on March 31, 1998, at a conversion rate equal to the lower of $6.87 or a 33 percent premium over the average closing price of the Company's common stock for the 10 trading days prior to each date of conversion. During 1998, 80.3 Series C Shares were converted into 175,400 shares of common stock.

      During 1998, the Company completed a private placement offering for 1,000 shares of Series D Preferred shares. In connection with the private placement, 100,000 warrants to purchase common stock of the Company at $5.97 per share were granted to the investor.

      The Series D Preferred shares have no voting rights prior to conversion (discussed below). Subject to and after making provision for the rights and preferences of the Series A Shares and the Series C Shares, the holders of the Series D Shares shall be entitled to a liquidation preference equal to $1,000 plus 8 percent per annum thereon from the issuance date. Accordingly, if the Company liquidates or dissolves, after payment to all creditors and payment of the liquidation preference to holders of Series A and Series C Shares, no distribution shall be made to the holders of Common Stock, unless prior thereto, holders of the Series D Shares shall have received a liquidation preference of $1,000 plus eight percent per annum per share.

      The holder of the Series D Shares shall be entitled to cumulative dividends of 8 percent per annum accruing from the date of issuance. The holder may elect to receive the dividends in the form of shares of common stock.

      The holder of the Series D Shares have the right at any time to convert the $1,000,000 principal amount of the shares, plus any and all accrued dividends therein, into shares of Common Stock at the Series D conversion rate of $4.975 per share. The Series D conversion rate is subject to adjustment if the Company fails to comply with certain redemption provisions described below. As so adjusted, the conversion rate shall be equal to the lesser of (i) $4.975 or (ii) 80 percent of the three lowest closing bid prices of the common stock during the five trading days immediately preceding the conversion date.

      Commencing on the effective date of a registration statement covering the shares of common stock issuable upon conversion of the Series D Shares, and provided the registration statement then remains effective, the Company shall have the right to force conversion by the holders of the Series D Shares, provided that the closing bid price as calculated on the date set forth in the forced conversion notice is equal to or greater than 150 percent of the conversion price. The Company may not initiate a forced conversion more than once every 30 calendar days and no single forced conversion shall exceed 50 percent of the total number of shares of Series D Shares issued.

      The Series D Shares may be redeemed at the option of a holder upon 10 business days written notice after the first anniversary of the issuance date if the closing bid price calculated as of the first anniversary of the issuance date is less than the conversion price as of the issuance date. The redemption price shall be 120 percent of the stated value ($1,000 per share) plus accrued and unpaid dividends. Failure to comply with these redemption provisions would result in an adjustment to the conversion price.

      The carrying amount of the redeemable preferred stock has been decreased by $154,000 the fair value of the common stock warrants with a credit to additional paid-in capital. This amount will be amortized as a deduction from net income in the consolidated statement of operations to arrive at the amount of net (loss) income available to common shareholders. Additionally, because the redeemable preferred stock has conditions for redemption that are not solely within the control of the Company, it has been classified outside of permanent equity in the accompanying consolidated balance sheet and will be accreted to its redemption value.

      During 1998, the Company completed the following private placement offerings:

                                                     PRICE       NET PROCEEDS                       PRICE
           DESCRIPTION                SHARES       PER SHARE     AFTER COSTS        WARRANTS      PER SHARE
           -----------                ------       ---------     -----------        --------      ---------
      Sale of common shares           600,000        $3.50        $1,972,670        200,000          $3.50
      Sale of common shares           700,000        $3.50        $2,290,828
      Sale of common shares           175,000        $4.25        $  691,427         25,000          $4.25
      Sale of common shares           235,294        $4.25        $  980,000        150,000          $4.25
      Sale of common shares            70,000        $4.75        $  286,373         35,000          $5.25

3.    FURNITURE AND EQUIPMENT

      Furniture and equipment at December 31 consists of the following:

                                              1998             1997
                                           ----------        ----------
      Computer hardware                    $1,610,061        $  179,747
      Furniture and fixtures                  276,789            12,795
      Computer software                       525,917            12,868
                                           ----------        ----------
      Total                                 2,412,767           205,410
      Less accumulated depreciation           937,483           118,529
                                           ----------        ----------
      Furniture and equipment - net        $1,475,284        $   86,881
                                           ==========        ==========

4.    DEBT AGREEMENTS

      The Company has a $13 million credit facility with FINOVA Capital Corporation ("FINOVA") that consists of both a revolving line of credit and an inventory line. Borrowings under the revolving line of credit cannot exceed $10.5 million at any one time and bear interest at prime (7.75% at December 31, 1998) plus 3 percent. Amounts outstanding under the inventory line which are paid within 60 days of invoice date do not bear interest. Interest is payable monthly on amounts outstanding over 60 days at prime (7.75% at December 31, 1998) plus 6 percent. Outstanding borrowings under the revolving line of credit were $750,000 at December 31, 1998. Amounts outstanding under the inventory line of $9,597,463 at December 31, 1998 are classified in the accompanying consolidated balance sheets with accounts payable.

      The FINOVA credit facility is collateralized by accounts receivable, inventory, equipment and intangibles and requires, among other things, minimum quick ratio requirements and the maintenance of a minimum tangible net worth commencing with the quarter ending September 30, 1999.

      Long term debt at December 31, 1998 consists of the following:

                                                                                      AMOUNT
      Notes payable to executive officers (Note 8)                                  $  923,000
      Note payable to IntraNet (Notes 1 and 8)                                         535,000
      Notes payable relating to various employee retention programs (Note 1)           572,275
      Note payable relating to the acquisition of OST (Note 1)                         252,761
      Capital lease obligations (Note 6)                                                31,869
      Note payable, guaranteed by the U.S. Small Business Administration, interest at prime (7.75% at December 31, 1998) plus 2.75%, due
        in monthly installments through 2003                                           105,967
      Note payable, guaranteed by the U.S. Small Business Administration, interest at prime (7.75% at December 31, 1998) plus 2.75%, due
        in monthly installments through 2002                                           138,310
                                                                                    ----------
      Total                                                                          2,559,182
      Less current maturities                                                        1,914,078
                                                                                    ----------
      Long-term debt - net                                                          $  645,104
                                                                                    ==========

      The notes payable relating to the acquisition of OST and the employee retention programs arising from the acquisitions of OST, E-Comm and the systems integration business of IntraNet have been discounted at 8.75 percent per year over the period such notes remain outstanding (Note 1). Interest expense on the notes amounted to $43,000 for the year ended December 31, 1998.

      Subsequent to December 31, 1998, the note payable to IntraNet was repaid.

5.    SEGMENT REPORTING AND SIGNIFICANT CUSTOMERS

      The Company engages in business activities in one operating segment which provides network computers solutions through information technology services. The chief operating decision-makers are provided information about the revenues generated in key client industries. The resources needed to deliver the Company's services are not separately reported by industry. The Company's services are delivered to clients primarily in the U.S., and the Company's long-lived assets are all located in the U.S.

      Sales to significant customers as a percentage of net sales for the years ended December 31 are as follows:

                         1998          1997          1996
      Customer A         16.7%         64.8%         43.9%
      Customer B                        1.6%         11.3%
      Customer C          6.0%          4.8%         10.4%
      Customer D         10.1%

6.    COMMITMENTS AND CONTINGENCIES

      The Company leases office space under noncancellable operating leases which expire through 2002. Future minimum lease payments under noncancellable operating leases at December 31, 1998 are approximately as follows:

            1999        $  948,000
            2000           647,000
            2001           472,000
            2002           428,000
            2003           402,000
      Thereafter           252,000
                        ----------

      Total             $3,149,000
                        ==========

      Total rent expense was $536,400, $81,983 and $59,144, net of rent income from a month-to-month sublease of $22,000, $23,700 and $0 for the years ended December 31, 1998, 1997 and 1996, respectively.

      The Company leases computer equipment under agreements classified as capital leases. The cost and accumulated depreciation of equipment of $133,578 and $101,661, respectively, are included in furniture and equipment in the accompanying consolidated financial statements as of December 31, 1998.

      Future minimum lease payments on capital lease obligations are due as follows:

      1999                                                  $24,593
      2000                                                    5,847
      2001                                                    5,360
                                                            -------

      Total future minimum lease payments                    35,800
      Less amount representing interest                       3,931
                                                            -------

      Present value of future minimum lease payments         31,869
      Less current portion                                   21,709
                                                            -------

      Non-current portion                                   $10,160
                                                            =======

      The Company is involved in litigation and various other legal matters that have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of existing matters will have a material adverse effect on its financial condition, results of operations, or cash flows.

7.    EMPLOYEE BENEFIT PLANS

      On January 1, 1999, the Board of Directors adopted the Osage Systems Group, Inc. 401(k) and Profit Sharing Plan (the "Plan") covering substantially all employees of the Company or its wholly-owned subsidiaries who have attained the age of 21 and completed three months of service. The Plan is designed to be qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended. Each participant may elect to contribute up to 15 percent of his or her gross compensation up to the maximum allowed by the Internal Revenue Service. The Company can make annual discretionary matching contributions.

      Previously, the Company sponsored a qualified contributory 401(k) plan (the "Osage Plan") that covered all employees who had attained the age of 21 and completed six months of service. The Company could make discretionary matching contributions. No matching contributions have been made under the Osage Plan. On December 31, 1998, contributions to the Osage Plan were ceased. Furthermore, the Osage Plan was merged into the Plan as of January 1, 1999. The Company expects to complete the transfer of assets from the Osage Plan to the Plan in the first half of 1999.

      Previously, Solsource, OST and OBS each sponsored a qualified contributory 401(k) plan that covered all employees who had attained the age of 21 and completed required continuous months of service. The plans of Solsource, OST and OBS (the "Former Plans") could make discretionary matching contributions. Matching contributions under the OST and OBS plans amounted to $21,216 and $16,153, respectively, for the year ended December 31, 1998. On December 31, 1998, all contributions to the Former Plans were ceased. Furthermore, the Former Plans were merged into the Plan as of January 1, 1999. The Company expects to complete the transfer of assets from the Former Plans to the Plan in the first half of 1999.

      On January 1, 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the "Stock Purchase Plan"), which is subject to stockholder approval during the annual meeting of stockholders in June 1999. The Company has authorized 250,000 shares of the Company's common stock for purchases under the Stock Purchase Plan. The Stock Purchase Plan permits eligible employees to purchase shares of common stock, subject to limitations provided by Section 423(b) of the Internal Revenue Code, through accumulated payroll deductions. Each participating employee may purchase an amount up to 10 percent of the participant's compensation and purchases by any one employee may not exceed $25,000 in fair market value in any one year. The purchases are made four times per year at a price equal to the lesser of (i) 85 percent of the fair market value of the Company's common stock on the first business day of the payment period or
      (ii) 85 percent of the fair market value of the Company's common stock on the last day of the payment period.

8.    RELATED PARTY TRANSACTIONS

      In connection with the acquisition of the systems integration business of IntraNet on October 15, 1998, certain officers loaned funds to the Company and pledged personal stock of the Company to guarantee the remaining purchase price with a combined value of $1,525,000 to fund the purchase price. In conjunction with the loan and stock pledge, a commitment fee of $183,000 was recorded. The commitment fee and loan, $923,000 as of December 31, 1998, are payable over a six-month period in equal monthly installments commencing on January 15, 1999 and accrue interest at the rate of 10 percent per annum; provided, however, that such sum shall be payable in full when the Company obtains sufficient working capital and acquisition financing. Interest paid to officers on notes payable amounted to $19,742 for the year ended December 31, 1998.

      On December 4, 1998, the Company entered into an Investment Banking Agreement with an investment company for financial advisory and acquisition services. A director of the Company, is also the Managing Director of this company. In consideration for such services, the Company granted this company a warrant to purchase 50,000 shares of common stock at an exercise price of $4.75 per share. 25,000 of the warrants vested on December 4, 1998, and 25,000 warrants vested on March 4, 1999. The warrants expire on December 4, 2000. Pursuant to the terms of the Investment Banking Agreement, the Company further agreed to pay this company a monthly fee and additional compensation in the form of cash or warrants in the event that the Company consummates certain financing transactions or acquisitions with third parties introduced to it by this company.

      Included in prepaid expenses and other current assets in the accompanying consolidated balance sheets as of December 31, 1998 is $13,000 due from employees of the Company.

9.    INCOME TAXES

      The deferred income tax asset (liability) at December 31 is comprised of the following:

                                                          1998             1997
      Use of cash basis of accounting for income
        tax purposes                                    $ 51,000        $ 85,000
      Allowance for doubtful accounts                     51,000           6,000
      Compensation                                       350,000         119,000
      Other                                               56,000
                                                        --------        --------
      Net current assets (liabilities)                  $508,000        $210,000
                                                        ========        ========

                                                               1998             1997

      Net operating loss carryforwards                     $ 1,806,000
      Goodwill                                                 (41,000)
      Property                                                 (10,000)
      Valuation allowance on net loss carryforwards           (363,000)
                                                           -----------
      Net noncurrent assets                                $ 1,392,000
                                                           ===========

      The income tax (benefit) provision consists of the following for the years ended December 31:

                                               1998                 1997               1996
Current:
        Federal                                                 $   207,000
        State                               $    38,000              55,000

      Deferred:
        Federal                              (1,417,000)           (228,000)        $     9,464
        State                                  (150,000)            (37,000)
                                            -----------         -----------         -----------
      Income tax (benefit) provision        $(1,529,000)        $    (3,000)        $     9,464
                                            ===========         ===========         ===========

        Reconciliation of the statutory federal income tax rate to the Company's effective income tax rate for the years ended December 31 is as follows:

                                                               1998          1997         1996
      Federal statutory rate                                  (34.0)%       (34.0)%       34.0%
      Nondeductible meals, entertainment and insurance         1.8%          5.2%
      Nondeductible goodwill                                   1.7%
      Nondeductible write-off of investment                                  6.7%
      State income taxes                                      (3.1)%        (5.5)%         6.3%
      Overall effect of graduated federal rates                             26.6%        (19.0)%
                                                              -----         ----          ----
      Effective income tax rate                               (33.6)%       (1.0)%        21.3%
                                                              =====         ====          ====

      At December 31, 1998, the Company has net operating loss carryforwards of approximately $4,700,000 expiring in various years through 2018. A significant portion of the Company's net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code Section 382, in future years, as a result of changes in ownership of the Company's stock. The annual limitation is generally equal to the value of the corporation's equity immediately prior to the change in ownership, times the federal long-term tax exempt rate published by the federal government. Management believes that such limitations will not materially impact the ability to use the net operating loss carryforwards in subsequent years.
      As a result of the acquisitions made du   ring 1998, the Company has
      acquired various net operating loss carryforwards which are subject to additional limitations on use. Accordingly, a valuation allowance of $363,000 has been recorded against the net deferred asset since it is more likely than not that such amounts will not be utilized in subsequent years.

10.   STOCK OPTIONS AND WARRANTS AND STOCK COMPENSATION

      During 1993, the Company adopted the 1993 Stock Option Plan (the "Option Plan"). The Option Plan provides for the issuance of both incentive stock options as well as nonqualified options to be issued to consultants and others. In June 1998, the stockholders approved an amendment to the Option Plan to increase the number of shares available for issuance pursuant to grants thereunder from 100,000 to 2,000,000. Options granted under the Option Plan generally vest at the date of grant or ratably over a three-year period and expire four to five years from the date of grant.

      Also in 1993, the Company adopted the Outside Directors Stock Option Plan pursuant to which options to purchase an aggregate of 2,500 shares of common stock have been authorized on an annual basis to each outside director who has served during the immediately preceding year. No options have been granted under this plan since inception.

      At December 31, 1997, the Company had 1,000,000 options outstanding to purchase shares of common stock. Of these options, 800,000 were granted in connection with the Merger Agreement as discussed in Note 1. These options were subject to an exercise price equal to the lower of $3.00 per share or the average of the closing bid and ask prices of shares of the Company's common stock on the principal exchange, automated quotation system or over-the-counter market for the 15 trading days prior to the date upon which any segment of the options vest. Options granted to the former Osage stockholders had an exercise price of $3.00, however, vesting was contingent upon the future earnings of the Company and the employees' continued employment by the Company. Because these options were performance-based, the Company would have to record compensation expense in the future if the earnings of the Company achieved agreed-upon levels and other events occurred that would lead management to believe that vesting of the options was a probable occurrence. The expense, when recorded, could have had an adverse effect on the Company's income for financial accounting purposes. In recognition of the potential charge upon the Company's earnings, and for other consideration, during June 1998, the Company restructured the options so as to increase the number of options granted from 800,000 to 1,600,000, increase the exercise price to $4.50 (fair market value when regranted) and eliminate any vesting conditions. In addition, 100,000 options were granted to an officer of the Company in January 1998 with terms similar to those described above. These options were also restructured in June 1998 and the exercise price was increased to $4.50.

      Stock option activity under the Company's stock option plans is summarized as follows:

                                                              WEIGHTED
                                                               AVERAGE
                                                OPTION      EXERCISE PRICE
                                                SHARES        PER SHARE
      Outstanding at December 31, 1996
           Granted                            1,000,000        $3.00
                                              ---------        -----
      Outstanding at December 31, 1997        1,000,000        $3.00
           Granted                            2,743,572         4.61
           Canceled                             900,000         3.17
                                              ---------        -----
      Outstanding at December 31, 1998        2,843,572        $4.56
                                              =========        =====

      The following table summarizes information about the Company's stock options outstanding at December 31, 1998:

                                               OPTIONS OUTSTANDING                                                   OPTIONS
                                    -------------------------------------------                                 -----------------
                                                                     WEIGHTED
                                                                      AVERAGE              WEIGHTED
                                           NUMBER                    REMAINING              AVERAGE                  NUMBER
         RANGE OF                      OUTSTANDING AT               CONTRACTUAL         EXERCISE PRICE           EXERCISABLE AT
      EXERCISE PRICE                 DECEMBER 31, 1998                  LIFE               PER SHARE            DECEMBER 31, 1998
           $3.00                           98,900                      1.97                   $3.00                   79,300
           $4.50                        2,327,187                      4.42                   $4.50                1,903,000
        $4.75-$7.00                       417,485                      3.84                   $5.25                   70,000
        -----------                     ---------                      ----                   -----                ---------
        $3.00-$7.00                     2,843,572                      4.25                   $4.56                2,052,300
        ===========                     =========                      ====                   =====                =========

      Of the total options outstanding as of December 31, 1998, 484,672 options have been granted in conjunction with the Option Plan while the remaining 2,358,900 options have been granted outside the Option Plan.

      The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized in the accompanying consolidated statements of operations as the options granted are considered fixed options and were granted at fair market value, as defined by the provisions of APB No. 25 and related interpretations. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company's net loss and net loss per share would have been increased to the proforma amounts indicated as follows for the year ended December 31, 1998:

                                                                                  AMOUNT
      As reported net loss                                                    $  (3,024,052)
      Proforma net loss for SFAS 123                                          $  (5,748,051)

      Net loss per share:
        As reported net loss per common share - basic and diluted             $       (0.40)
        Proforma net loss per common share for SFAS 123 - basis and diluted    $      (0.75)

      The Company has determined that the proforma effects of recognizing compensation expense in accordance with SFAS 123 for the year ended December 31, 1997 would not be materially different than the actual net loss and net loss per common share included in the consolidated statements of operations.

      The following assumptions were used by the Company to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

      Expected volatility                                           73.0%
      Average expected option life                                   2.8 years
      Risk-free interest rate                                        4.7%
      Dividend yield                                                 0.0%

      During 1998, the Company issued 760,000 warrants to various investors and other third parties in connection with services provided and purchases of the Company's stock. These warrants, which expire at various dates through November 2003, range in price from $3.50 per share to $5.97 per share.

      The Company had an employment contract with one of its executives that granted the employee 200,000 shares of the Company's common stock, 100,000 shares of which vest at the end of the employee's first anniversary with the remaining 100,000 shares vesting at the end of the employee's second anniversary. In connection with the employment contract, if the employee is terminated prior to the one-year anniversary, 100,000 shares shall be released to the employee. Accordingly, the Company recorded $300,000 (value assigned to the first 100,000 shares) of compensation expense in the accompanying 1997 consolidated statement of operations. During 1998, the employee was terminated and forfeited the remaining 100,000 shares of common stock. Subsequent to December 31, 1998, the 100,000 shares of common stock were released to the employee with the associated liability reclassified to stockholders' equity.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)


      Quarterly financial information is presented in the following summary:

            QUARTERS ENDED                  MARCH 31          JUNE 30      SEPTEMBER 30      DECEMBER 31
      1997:
        Revenues                         $  2,239,778     $  2,688,703     $  3,659,682     $  5,603,040
        Gross profit                          494,423          570,796          706,473          749,445
        Net income (loss)                      57,464          123,646           97,612         (571,656)
        Net income (loss) per share -
          basic and diluted                      0.01             0.02             0.01            (0.10)

      1998:
        Revenues                         $  5,641,932     $ 12,765,671     $ 19,682,686     $ 22,885,385
        Gross profit                        1,061,922        2,198,936        4,301,302        3,983,427
        Net loss                              (86,516)        (512,581)         (56,384)      (2,368,571)
        Net loss per share -
          basic and diluted                     (0.02)           (0.07)           (0.01)           (0.30)

12.   SUBSEQUENT EVENT

      Subsequent to December 31, 1998, the Company completed a private placement offering for 2,000 shares of Series E Preferred shares. The net proceeds of $1,900,000 will be used for working capital purposes and to finance the Company's strategic acquisition strategy. In connection with the private placement, 150,000 warrants to purchase common stock of the Company at $7.875 per share were granted to the investor and broker.

      The Series E Preferred shares have a liquidation preference of $1,000 per share plus 8 percent per annum from the issuance date per Series E Share, have no voting rights prior to conversion and have similar rights and features as the Series D Preferred Shares (Note 2).

                                   * * * * * *

                               INDEX TO EXHIBITS

Exhibit No.          Description                                                 Method of Filing
-----------          -----------                                                 ----------------
      2.1          Agreement and Plan of Merger dated November 5, 1997 by     Incorporated by reference to
                   and among Pacific Rim Entertainment, Inc., PR              Exhibit 2.1 on Form 8-K dated
                   Acquisition Corp. and Osage Computer Group, Inc.           December 22, 1997 (the "December 22,
                                                                              1997 Form 8-K").

      2.2          First Amendment to Agreement and Plan of Merger dated      Incorporated by reference to
                   December 19, 1997                                          Exhibit 2.2 to the December 22, 1997
                                                                              Form 8-K.

      2.3          Agreement and Plan of Merger dated February 27, 1998       Incorporated by reference to
                   by and among Pacific Rim Entertainment, Inc.,              Exhibit 2.4 to Registrant's Current
                   Solsource Acquisition Corp. and Solsource Computers,       Report on Form 8-K dated March 27,
                   Inc.                                                       1998 (the "March 27, 1998 Form 8-K").

      2.4          Agreement and Plan of Merger dated February 27, 1998       Incorporated by reference to
                   by and among Pacific Rim Entertainment, Inc., Jones        Exhibit 2.5 to the March 27, 1998
                   Acquisition Corp. and H.V. Jones, Inc.                     Form 8-K.

      2.5          Amendment to the Agreement and Plan of Merger dated        Incorporated by reference to
                   March 17, 1998 by and among Osage Systems Group, Inc.,     Exhibit 2.6 to the March 27, 1998
                   Jones Acquisition Corp. and H.V. Jones, Inc.               Form 8-K.

      2.6          Certificate of Merger of Osage Computer Group, Inc.        Incorporated by reference to
                   into PR Acquisition Corp. (a wholly-owned subsidiary       Exhibit 2.3 to the December 22, 1997
                   of Pacific Rim Entertainment, Inc.)                        Form 8-K.

      2.7          Certificate of Merger of Solsource Computers, Inc.         Incorporated by reference to
                   into Solsource Acquisition Corp.                           Exhibit 2.7 to the March 27, 1998
                                                                              Form 8-K.

      2.8          Certificate of Merger of H.V. Jones, Inc. into Jones       Incorporated by reference to
                   Acquisition Corp.                                          Exhibit 2.8 to the March 27, 1998
                                                                              Form 8-K.

      2.9          Stock Purchase Agreement dated April 24, 1998 by and       Incorporated by reference to
                   between Osage Systems Group, Inc. and O. Jack Anderson     Exhibit 2.9 to Registrant's Current
                                                                              Report on Form 8-K dated May 8, 1998
                                                                              (the "May 8, 1998 Form 8-K").

     2.10          Stock Purchase Agreement dated June 22, 1998 by and        Incorporated by reference to
                   among Osage Systems Group, Inc. and John Udelhofen,        Exhibit 2.10 to Registrant's Current
                   Michael Durbin, David Durbin and Brian Wolfe, the          Report on Form 8-K dated July 7,
                   shareholders of Open Business Systems, Inc.                1998 (the "July 7, 1998 Form 8-K").

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

      3.2          Certificate of Amendment to the Certificate of             Incorporated by reference to
                   Incorporation effective March 10, 1998                     Exhibit 3.5 of the March 11, 1998
                                                                              Form 8-K

      3.3          Certificate of Amendment to the Certificate of             Incorporated by reference to
                   Incorporation dated June 12, 1998                          Exhibit 3.9 of the Registrant's
                                                                              Quarterly Report on Form 10-QSB for
                                                                              the period ended June 30, 1998 (the
                                                                              "June 30, 1998 Form 10-QSB")

      3.4          Certificate of Designation, Preferences and Rights of      Incorporated by reference to
                   Class A Non-Voting Convertible Preferred Stock             Exhibit 3.1 of the Registrant's
                                                                              Current Report on Form 8-K dated
                                                                              March 11, 1998 (the "March 11, 1998
                                                                              Form 8-K")

      3.5          Certificate of Amendment of Certificate of                 Incorporated by reference to
                   Designation, Preferences and Rights of Class A             Exhibit 3.2 to the March 11, 1998
                   Non-Voting Convertible Preferred Stock                     Form 8-K

      3.6          Certificate of Restoration and Revival of Certificate      Incorporated by reference to
                   of Incorporation                                           Exhibit 3.3 to the March 11, 1998
                                                                              Form 8-K

      3.7          Certificate of Amendment to the Certificate of             Incorporated by reference to
                   Incorporation dated November 21, 1997                      Exhibit 3.4 to the March 11, 1998
                                                                              Form 8-K

      3.8          Certificate of Designation, Preferences and Rights of      Incorporated by reference to
                   Series A $3.00 Convertible Preferred Stock                 Exhibit 3.3 to the December 22, 1997
                                                                              Form 8-K

      3.9          Certificate of Designation, Preferences and Rights of      Incorporated by reference to
                   Series B $3.00 Convertible Preferred Stock                 Exhibit 3.4 to the December 22, 1997
                                                                              Form 8-K

     3.10          Certificate of Designation, Preferences and Rights of      Incorporated by reference to
                   Series C Convertible Preferred Stock                       Exhibit 3.8 to the March 27, 1998
                                                                              Form 8-K

     3.11          Certificate of Designation, Preferences and Rights of      Filed herewith
                   Series D Convertible Preferred Stock

     3.12          Certificate of Correction to Certificate of                Filed herewith
                   Designation, Preferences and Rights of Series D
                   Convertible Preferred Stock

     3.13          Certificate of Designation of Series E Convertible         Filed herewith
                   Preferred Stock

     3.14          Amended and Restated Bylaws dated June 12, 1998            Incorporated by reference to
                                                                              Exhibit 3.10 of the June 30, 1998
                                                                              Form 10-QSB

      4.1          Form of Common Stock Certificate                           Incorporated by reference to
                                                                              Exhibit 4.1 to Amendment No. 1 to
                                                                              Form S-1

      4.2          Form of Warrant                                            Incorporated by reference to
                                                                              Exhibit 1.2 to Amendment No. 1 to
                                                                              Form S-1

      4.3          Form of Warrant Certificate                                Incorporated by reference to
                                                                              Exhibit 4.2 to Amendment No. 1 to
                                                                              Form S-1

      4.4          Form of 8% Senior Secured Note                             Incorporated by reference to
                                                                              Exhibit 4 to the Registrant's
                                                                              Quarterly Report on Form 10-QSB for
                                                                              the period ended June 30, 1997

      4.5          Specimen of Series A $3.00 Convertible Preferred Stock     Incorporated by reference to
                                                                              Exhibit 4.1 to the December 22, 1997
                                                                              Form 8-K

      4.6          Specimen of Series B $3.00 Convertible Preferred Stock     Incorporated by reference to
                                                                              Exhibit 4.2 to the December 22, 1997
                                                                              Form 8-K

      4.7          Specimen of Series C Convertible Preferred Stock           Incorporated by reference to
                                                                              Exhibit 4.7 to the March 27, 1997
                                                                              Form 8-K

      4.8          Specimen of Series D Convertible Preferred Stock           Filed herewith

      4.9          Specimen of Series E Convertible Preferred Stock           Filed herewith

      9.1          Form of Voting Trust Agreement                             Incorporated by reference to
                                                                              Exhibit 9.1 to the December 22, 1997
                                                                              Form 8-K

      9.2          Amendment to Voting Trust Agreement                        Incorporated by reference to
                                                                              Exhibit 9.2 of the June 30, 1998
                                                                              Form 10-QSB

     10.1          Amended and Restated 1993 Stock Option Plan                Incorporated by reference to
                                                                              Exhibit 10.1 of the June 30, 1998
                                                                              Form  10-QSB.

     10.2          1993 Outside Director Stock Option Plan                    Incorporated by reference to
                                                                              Exhibit 10.5 to the Registration
                                                                              Statement on Form S-1 (Registration
                                                                              No. 33-69380) filed September 24,
                                                                              1993 ("Form S-1").

     10.3          Form of Stock Option                                       Incorporated by reference to
                                                                              Exhibit 10.1 to the December 22,
                                                                              1997 Form 8-K

     10.4          Form of Employment Agreement of Jack Leadbeater            Incorporated by reference to
                                                                              Exhibit 10.2 to the December 22,
                                                                              1997 Form 8-K

     10.5          Amendment to Employment Agreement of Jack Leadbeater       Incorporated by reference to
                                                                              Exhibit 10.23 of the June 30, 1998
                                                                              Form 10-QSB

     10.6          Option to Purchase 664,000 Shares granted to Jack          Incorporated by reference to
                   Leadbeater                                                 Exhibit 10.27 of the June 30, 1998
                                                                              Form 10-QSB

     10.7          Form of Employment Agreement of David Olson                Incorporated by reference to
                                                                              Exhibit 10.3 to the December 22,
                                                                              1997 Form 8-K

     10.8          Amendment to Employment Agreement of David Olson           Incorporated by reference to
                                                                              Exhibit 10.24 of the June 30, 1998
                                                                              Form 10-QSB

       10.9          Option to Purchase 664,000 Shares granted to David       Incorporated by reference to
                     Olson                                                    Exhibit 10.28 of the June 30, 1998
                                                                              Form 10-QSB

      10.10          Form of Employment Agreement with John Iorillo           Incorporated by reference to
                                                                              Exhibit 10.10 of the March 27, 1998
                                                                              Form 8-K.

      10.11          Amendment to Employment Agreement of John Iorillo        Filed herewith.

      10.12          Option to Purchase 50,000 Shares granted to John         Incorporated by reference to
                     Iorillo                                                  Exhibit 10.29 of the June 30, 1998
                                                                              Form 10-QSB

      10.13          Option to Purchase 100,000 Shares granted to John        Incorporated by reference to
                     Iorillo                                                  Exhibit 10.30 of the June 30, 1998
                                                                              Form 10-QSB

      10.14          Amendment to Option to Purchase 100,000 Shares granted   Incorporated by reference to
                     to John Iorillo                                          Exhibit 10.31 of the June 30, 1998
                                                                              Form 10-QSB

      10.15          Form of Employment Agreement of Michael Glynn            Incorporated by reference to
                                                                              Exhibit 10.4 to the December 22,
                                                                              1997 Form 8-K

      10.16          Option to Purchase 100,000 Shares Granted to Michael     Incorporated by reference to
                     Glynn                                                    Exhibit 10.5 to the December 22,
                                                                              1997 Form 8-K

      10.17          Employment Letter of Understanding with Phil Carter      Filed herewith.

      10.18          Option to Purchase 510,000 Shares granted to Phil        Filed herewith.
                     Carter

      10.19          Employment Agreement of Daniel J. Vahalla                Incorporated by reference to
                                                                              Exhibit 10.11 of the March 27, 1998
                                                                              Form 8-K

      10.20          Employment Agreement of Hugh V. Jones                    Incorporated by reference to
                                                                              Exhibit 10.12 of the March 27, 1998
                                                                              Form 8-K

      10.21          Termination Benefits Agreement of Jack Leadbeater          Incorporated by reference to
                                                                                Exhibit 10.25 of the June 30, 1998
                                                                                Form 10-QSB

      10.22          Termination Benefits Agreement of David Olson              Incorporated by reference to
                                                                                Exhibit 10.26 of the June 30, 1998
                                                                                Form 10-QSB

      10.23          Termination Benefits Agreement of John Iorillo             Filed herewith.

      10.24          Confidential Private Placement Memorandum dated            Incorporated by reference to
                     November 24, 1997 relating to the offer and sale of        Exhibit 10.6 to the December 22,
                     $3,660,000 of Series A Preferred Stock                     1997 Form 8-K

      10.25          Supplement No. 1 to Confidential Private Placement         Incorporated by reference to
                     Memorandum dated November 24, 1997 relating to the
                     Exhibit 10.7 to the December 22, offer and sale of
                     $3,660,000 of Series A Preferred 1997 Form 8-K Stock

      10.26          Registration Rights Agreement by and among Pacific Rim     Incorporated by reference to
                     Entertainment, Inc. and the Trust of Daniel J. and         Exhibit 10.13 of the March 27, 1998
                     Mary G. Vahalla, Gary Gwin, Maureen Gaare and Daniel       Form 8-K
                     Grube

      10.27          Registration Rights Agreement by and between Pacific       Incorporated by reference to
                     Rim Entertainment, Inc. and Hugh V. Jones                  Exhibit 10.14 of the March 27, 1998
                                                                                Form 8-K

      10.28          Consulting Agreement by and between Osage Systems          Incorporated by reference to
                     Group, Inc. and O. Jack Anderson                           Exhibit 10.15 of the May 8, 1998
                                                                                Form 8-K

      10.29          Noncompetition Agreement by and between Osage Systems      Incorporated by reference to
                     Group, Inc. and O. Jack Anderson                           Exhibit 10.16 of the May 8, 1998
                                                                                Form 8-K

      10.30          Registration Rights Agreement by and between Osage         Incorporated by reference to
                     Systems Group, Inc. and O. Jack Anderson                   Exhibit 10.17 of the May 8, 1998
                                                                                Form 8-K

      10.31          Employment Agreement dated June 22, 1998 by and            Incorporated by reference to
                     between Open Business Systems, Inc. and John Udelhofen     Exhibit 10.18 of July 7, 1998 Form
                                                                                8-K

      10.32          Employment Agreement dated June 22, 1998 by and            Incorporated by reference to
                     between Open Business Systems, Inc. and Michael Durbin     Exhibit 10.19 of the July 7, 1998
                                                                                Form 8-K

      10.33          Employment Agreement dated June 22, 1998 by and            Incorporated by reference to
                     between Open Business Systems, Inc. and David Durbin       Exhibit 10.20 of the July 7, 1998
                                                                                Form 8-K

      10.34          Employment Agreement dated June 22, 1998 by and            Incorporated by reference to
                     between Open Business Systems, Inc. and Brian Wolfe        Exhibit 10.21 of the July 7, 1998
                                                                                Form 8-K

      10.35          Registration Rights Agreement dated June 22, 1998 by       Incorporated by reference to
                     and among Osage Systems Group, Inc. and John               Exhibit 10.22 of the July 7, 1998
                     Udelhofen, Michael Durbin, David Durbin and Brian          Form 8-K
                     Wolfe, the Shareholders of Open Business Systems, Inc.

      10.36          Investment Banking Agreement dated December 4, 1998,       Filed herewith.
                     by and between Osage Systems Group, Inc. and American
                     Maple Leaf Financial Corp.

      10.37          Warrant to Purchase 50,000 shares granted to American      Filed herewith.
                     Maple Leaf Financial Corp.

       21.1          Subsidiaries of the Registrant                             Filed herewith.

       27.1          Financial Data Schedule                                    Filed herewith.