Form 10QSB
period 1999-03-31
OSAGE SYSTEMS GROUP INC
filed 1999-05-17
CIK 898802

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

             (1) Yes   [X]                No   [ ]

             (2) Yes   [X]                No   [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's sole class of common stock, as of May 10, 1999 was 9,485,643 shares.

Transitional Small Business Disclosure Format:

                 Yes   [ ]                No   [X]

                            OSAGE SYSTEMS GROUP, INC.

                                      INDEX

                                                                                                             Page
PART I              FINANCIAL INFORMATION*

        Item 1.     Financial Statements

                    Condensed Consolidated Balance Sheets as of March 31, 1999
                    (unaudited) and December 31, 1998 Unaudited Condensed                                       1

                    Consolidated Statements of Operations for the Three Months
                    ended March 31, 1999 and 1998                                                               2

                    Unaudited Condensed Consolidated Statements of Cash Flows for
                    the Three Months ended March 31, 1999 and 1998                                              3

                    Notes to Unaudited Condensed Consolidated Financial Statements                           4 - 7

        Item 2.     Management's Discussion and Analysis or Plan of Operation                                8 - 18

PART II.            OTHER INFORMATION

        Item 2.     Changes in Securities and Use of Proceeds                                                  19

        Item 5.     Other Information                                                                          19

        Item 6.     Exhibits and Reports on Form 8-K                                                           20


* The accompanying financial information is not covered by an Independent Certified Public Accountant's Report.

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


OSAGE SYSTEMS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                          MARCH 31, 1999
                                                                                            (UNAUDITED)        DECEMBER 31, 1998
                                                                                          --------------       -----------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                $  4,326,397          $  3,151,572
  Accounts receivable - net of allowance for doubtful
    accounts of $136,000 in 1999 and $132,000 in 1998                                        19,716,426            14,077,862
  Inventories                                                                                   325,382               332,272
  Prepaid expenses and other current assets                                                     881,888               556,972
  Deferred income taxes                                                                         508,000               508,000
                                                                                           ------------          ------------

     Total current assets                                                                    25,758,093            18,626,678
                                                                                           ------------          ------------

FURNITURE AND EQUIPMENT - net                                                                 1,658,481             1,475,284

GOODWILL, less accumulated amortization of $678,342 in 1999 and $475,471
   in 1998                                                                                   16,278,830            15,462,427

DEFERRED INCOME TAXES                                                                         1,452,000             1,392,000

OTHER ASSETS                                                                                    124,945               204,876
                                                                                           ------------          ------------

TOTAL                                                                                      $ 45,272,349          $ 37,161,265
                                                                                           ============          ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                                                                                 $    750,000
  Current portion of long-term debt                                                        $    838,059             1,914,078
  Accounts payable                                                                           21,927,792            15,857,172
  Accrued expenses                                                                            3,198,799             2,141,795
  Deferred revenue                                                                            1,067,757             1,185,382
  Income taxes payable                                                                                                 70,485
                                                                                           ------------          ------------
     Total current liabilities                                                               27,032,407            21,918,912
                                                                                           ------------          ------------

LONG-TERM DEBT                                                                                  641,510               645,104

SERIES D CONVERTIBLE PREFERRED STOCK, ISSUED AND OUTSTANDING, 1,000
    SHARES IN 1999 AND 1998; TOTAL LIQUIDATION PREFERENCE, $1,000,000                           765,586               765,586

SERIES E CONVERTIBLE PREFERRED STOCK, ISSUED AND OUTSTANDING, 2,000
    SHARES IN 1999; TOTAL LIQUIDATION PREFERENCE, $2,000,000                                  1,709,174

STOCKHOLDERS'  EQUITY:
  Series A Preferred, $100 stated value - authorized, issued and outstanding, 10
    shares in 1999 and 1998; total liquidation preference, $300,000                               1,000                 1,000
  Series C Preferred, $50 stated value - authorized, issued and outstanding, 25
    shares in 1998; total liquidation preference, $375,000                                                              1,250
    preference, $750,000
  Common stock, $.01 par value - authorized, 50,000,000 shares; issued and
    outstanding, 9,485,643 shares in 1999 and 9,511,058 in 1998                                  94,856                95,111
  Additional paid-in-capital                                                                 18,994,194            17,434,279
  Retained earnings (deficit)                                                                (3,966,378)           (3,699,977)
                                                                                           ------------          ------------
     Total stockholders' equity                                                              15,123,672            13,831,663
                                                                                           ------------          ------------
TOTAL                                                                                      $ 45,272,349          $ 37,161,265
                                                                                           ============          ============


See notes to unaudited condensed consolidated financial statements.

OSAGE SYSTEMS GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          THREE MONTHS ENDED
                                                                                MARCH 31, 1999          MARCH 31, 1998
                                                                             ------------------         --------------
NET SALES                                                                        $27,092,073             $ 5,641,932

COST OF SALES                                                                     21,412,430               4,580,010
                                                                                 -----------             -----------

  Gross profit                                                                     5,679,643               1,061,922
                                                                                 -----------             -----------

OPERATING EXPENSES:
  Selling, general and administrative expenses                                     5,487,412               1,193,723
  Depreciation and amortization                                                      355,097                  29,265
                                                                                 -----------             -----------
     Total operating expenses                                                      5,842,509               1,222,988
                                                                                 -----------             -----------

OPERATING LOSS                                                                      (162,866)               (161,066)

INTEREST - net                                                                      (163,535)                 35,550
                                                                                 -----------             -----------

LOSS BEFORE BENEFIT FOR INCOME TAXES                                                (326,401)               (125,516)

BENEFIT FOR INCOME TAXES                                                             (60,000)                (39,000)
                                                                                 -----------             -----------

NET LOSS                                                                         $  (266,401)            $   (86,516)
                                                                                 ===========             ===========

LOSS PER COMMON SHARE -
  BASIC AND DILUTED                                                              $     (0.03)            $     (0.02)
                                                                                 ===========             ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                                                9,499,362               5,342,472
                                                                                 ===========             ===========


See notes to unaudited condensed consolidated financial statements.

OSAGE SYSTEMS GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31, 1999            MARCH 31, 1998
                                                                                           --------------            --------------
OPERATING ACTIVITIES:
  Net loss                                                                                 $    (266,401)            $    (86,516)
  Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
     Depreciation and amortization                                                               355,097                   29,265
     Deferred income taxes                                                                       (60,000)                 (23,231)
     Stock-based compensation                                                                                              75,000
     Loss on disposal of assets                                                                      470
  Changes in operating assets and liabilities:
    Accounts receivable                                                                       (5,638,564)              (1,174,742)
    Inventories                                                                                    6,890                 (253,039)
    Prepaid expenses and other assets                                                           (290,737)                 (79,163)
    Accounts payable                                                                           6,070,620                  576,706
    Accrued expenses                                                                           1,357,004                   79,409
    Deferred revenue                                                                            (117,625)                  (4,673)
    Income taxes payable                                                                         (70,485)                 (71,007)
                                                                                           -------------             ------------
       Net cash provided by (used in) operating activities                                     1,346,269                (931,991)
                                                                                           -------------             ------------

INVESTING ACTIVITIES:
    Capital expenditures                                                                        (290,142)                 (74,124)
    Acquisition costs, net of cash received of $40,492 in 1998                                   (19,275)                (734,064)
                                                                                           -------------             ------------
       Net cash used in investing activities                                                    (309,417)                (808,188)
                                                                                           -------------             ------------

FINANCING ACTIVITIES:
    Payments under line of credit agreement                                                     (750,000)
    Payments on executive officers notes payable                                                (533,000)
    Principal payments on notes payable                                                         (546,613)                (311,808)

    Net proceeds from sale of common stock and preferred shares                                1,967,586                1,974,000
                                                                                           -------------             ------------
       Net cash provided by financing activities                                                 137,973                1,662,192
                                                                                           -------------             ------------

NET INCREASE (DECREASE) IN CASH                                                                1,174,825                  (77,987)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 3,151,572                2,576,323
                                                                                           -------------             ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $   4,326,397             $  2,498,336
                                                                                           =============             ============


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

         The consolidated financial statements include the accounts of Osage Systems Group, Inc. ("Osage") and its wholly-owned subsidiaries, Osage Computer Group, Inc. ("Osage Computer"), Solsource Computers, Inc. ("Solsource"), H.V. Jones, Inc. ("HV Jones"), Open System Technologies, Inc. ("OST"), Open Business Systems, Inc. ("OBS"), Osage Systems Group Minnesota, Inc. and Osage Support Center, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior financial statements to conform to the current classifications.

         The information presented within the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited Financial Statements for the fiscal years ended December 31, 1998 and 1997 and "Management's Discussion and Analysis or Plan of Operation" from the 1998 Annual Report on Form 10-KSB.

2.       Acquisitions.

         On March 17, 1998, Osage acquired Solsource pursuant to the terms of an Agreement and Plan of Merger. Upon closing, through a wholly-owned subsidiary, Osage acquired 100% of the outstanding capital stock of Solsource for merger consideration of $1.1 million; consisting of $200,000 in cash and $900,000 in newly issued common shares priced at $6.00 per share.

         On March 17, 1998, Osage also completed the acquisition of HV Jones pursuant to the terms of an Agreement and Plan of Merger dated February 27, 1998. Upon closing, through a wholly-owned subsidiary, Osage acquired 100% of the outstanding capital stock of HV Jones for merger consideration of $1,975,000; consisting of $395,000 in cash and $1.58 million (105.3 shares) in Series C Convertible Preferred Stock ("Series C Shares") which converts into common stock during the four quarters following the closing (commencing June 17, 1998) at a conversion rate equal to the lower of $6.87 or a 33% premium over the average closing price of the Company's common stock for the ten trading days prior to each date of conversion. In addition, the merger consideration included earn-out incentive shares to be issued if HV Jones achieves certain performance targets, of which 144,535 shares valued at $1,000,000 were earned as of March 31, 1999.

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

         On October 15, 1998, Osage completed the acquisition of the systems integration business of IntraNet Solutions, Inc. ("IntraNet") for merger consideration of $1,600,000; consisting of $715,000 in cash, $785,000 in the form of a promissory note and $100,000 in a key employee retention program. As of March 31, 1999, the $785,000 promissory note has been paid. In addition, the merger consideration included earn-out incentive shares to be issued based upon predetermined financial criteria.

         The Solsource, HV Jones, OST, OBS, E-Comm and the systems integration business of IntraNet acquisitions were accounted for using the purchase method of accounting for business combinations. The excess of assets acquired over liabilities assumed has been allocated to goodwill and is being amortized over 20 years. Results of operations of Solsource, HV Jones, OST, OBS, E-Comm and the systems integration business of

         IntraNet have been included in the Company's statement of operations from their respective acquisition dates.


3.       Pro Forma Information.

         The following pro forma summary presents the consolidated results of operations of the Company as if the acquisitions completed during 1998 had occurred as of January 1, 1998, and do not purport to represent the results of operations that would have actually resulted had the purchases occurred on the indicated dates, nor should it be taken as indicative of future results of operations. The pro forma summary data for the three months ended March 31, 1999 and 1998 combines historical financial information of Osage, Osage Computer, Solsource, HV Jones, OST, OBS, E-Comm and the systems integration business of IntraNet for the three months ended March 31, 1999 and 1998.


                PRO FORMA INFORMATION FOR THE THREE MONTHS ENDED

                                           MARCH 31,                      MARCH 31,
                                             1999                            1998
                                        (AS REPORTED)
         Net Sales                       $27,092,073                     $15,558,519
         Net loss                        $  (326,401)                    $  (355,514)

         Net (loss) per share:
            basic and diluted            $     (0.03)                    $     (0.04)

4.       Earnings Per Share.

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share.

         Net income (loss) per common share is computed by dividing net income
         (loss) by the weighted average number of common shares outstanding during the year after giving effect to stock options and the conversion of preferred shares considered to be dilutive. Because the Company incurred a loss for the three months ended March 31, 1999 and 1998, the effects of the potential dilutive securities are not included in the calculations.

5.       New Accounting Pronouncements.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for transactions entered into in fiscal quarters of fiscal years that begin after June 15, 1999. This statement establishes standards for the accounting and reporting for derivative instruments and for hedging activities. The future effect on the Company's financial position and the results of operations has not been determined.

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

         The deferred income tax asset at March 31, 1999 is comprised of the following:

         Use of cash basis of accounting for income tax purposes                      $    51,000
         Allowance for doubtful accounts                                                   51,000
         Compensation                                                                     350,000
         Other                                                                             56,000
                                                                                      -----------

         Net current assets                                                           $   508,000
                                                                                      ===========


         Net operating loss carryforwards                                             $ 1,866,000
         Goodwill                                                                         (41,000)
         Property                                                                         (10,000)
         Valuation allowance on net loss carryforwards                                   (363,000)
                                                                                      -----------

         Net noncurrent assets                                                        $ 1,452,000
                                                                                      ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                       THE "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

When used in this Report on Form 10-QSB, the words "may," "will," "expect," "anticipate," "continue," "estimate," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company's future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include, among others: (i) risks related to the Company's acquisition strategy; (ii) the Company's ability to secure adequate financing to implement its acquisition strategy; (iii) uncertainty as to whether the Company can achieve integration of target companies in a manner intended to take advantage of overall corporate synergies and result in an accretion to consolidated earnings; (iv) the uncertainty of future trading prices for the Company's Common Stock and the impact such trading prices may have upon the Company's ability to utilize its Common Stock to facilitate its acquisition strategy; (v) the uncertain effect of the additional dilution associated with the future issuance of outstanding convertible securities, as well as the dilution associated with the Company's acquisition strategy; (vi) the Company's dependence on certain large customers and suppliers; (vii) the Company's dependence on certain key personnel; (viii) the competitive market for technical personnel; and (ix) the Company's ability to adapt to certain Year 2000 issues. Additional factors are described in the Company's other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

OVERVIEW

Osage Systems Group, Inc. (the "Company") is a multi-regional provider of network computing solutions through its twelve (12) offices located in nine (9) states. The Company provides these solutions by deploying a life-cycle methodology which addresses all phases of a customer's information technology needs. This includes business needs analysis, systems architecture design, systems implementation and ongoing systems management support. Solutions are developed and delivered by the Company's technical consultants, who are skilled in specialized practice areas such as enterprise infrastructure, enterprise resource planning, electronic commerce, java application development, web solutions, electronic publishing and network support services. The Company's solutions integrate products that feature state of the art technology from industry-leading vendors of information technology products, such as Sun Microsystems, Inc., Cisco Systems, Inc., Oracle Corporation, Netscape Communications Corporation, Hewlett Packard Company, Microsoft, Fore Systems, Inc., Lawson Software, Check Point Software Technologies, Ltd., Inktomi Corporation and Veritas Software Corporation.

The Company's objective is to be recognized as one of the leading solution providers of networking and internet computing needs. It intends to fulfill this objective by, among other things, continuing its growth strategy and shifting the focus of its product and service offerings to the development of specialized practice areas.

The Company was originally incorporated as "Pacific Rim Entertainment, Inc." under the laws of Delaware in 1992. From 1992 through 1996, the Company had been engaged principally in the animated film production business. After several years of losses following its initial public offering in 1993, the Company suspended its business operations in 1996 and remained inactive while it sought to identify a strategic business combination with a private operating company. The Company acquired, and thereafter, assumed the historic business of Osage Computer in a merger transaction (the "Merger") that became effective on December 22, 1997. Osage Computer had been a provider of network computing solutions since 1989.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                                                           THREE MONTHS ENDED
                                                   -----------------------------------------------------------------
                                                            MARCH 31, 1999                       MARCH 31, 1998
                                                   -----------------------------       -----------------------------
                                                                         % OF                                % OF
                                                      AMOUNT           NET SALES          AMOUNT           NET SALES
                                                   ------------        ---------       ------------        ---------
NET SALES                                          $ 27,092,073          100.0%        $  5,641,932          100.0%
COST OF SALES                                        21,412,430           79.0%           4,580,010           81.2%
                                                   ------------          -----         ------------          -----
 Gross profit                                         5,679,643           21.0%           1,061,922           18.8%
                                                   ------------          -----         ------------          -----
OPERATING EXPENSES:
Selling, general and administrative expenses          5,487,412           20.3%           1,193,723           21.2%
Depreciation and amortization                           355,097            1.3%              29,265            0.5%
                                                   ------------          -----         ------------          -----
Total operating expenses                              5,842,509           21.6%           1,222,988           21.7%
                                                   ------------          -----         ------------          -----

LOSS FROM OPERATIONS                                   (162,866)          -0.6%            (161,066)          -2.9%

INTEREST - NET                                         (163,535)          -0.6%              35,550            0.6%
                                                   ------------          -----         ------------          -----

LOSS BEFORE BENEFIT FOR INCOME TAXES                   (326,401)          -1.2%            (125,516)          -2.2%

BENEFIT FOR INCOME TAXES                                (60,000)          -0.2%             (39,000)          -0.7%
                                                   ------------          -----         ------------          -----

NET LOSS                                           $   (266,401)          -1.0%        $    (86,516)          -1.5%
                                                   ============          =====         ============          =====

NET LOSS PER SHARE:
 Basic and Diluted                                 $      (0.03)                       $      (0.02)
                                                   ============                        ============


         Revenues. Net sales increased by 380%, or $21.5 million, to $27.1 million for the three months ended March 31, 1999 as compared to $5.6 million for the same prior year period. This increase in net sales was principally attributable to increased product, service and consulting revenues delivered to new customers, leveraging existing customer alliances by undertaking additional projects for existing customers, as well as cross-selling the Company's skill set across the United States. This was due, in large part, to the Company's aggressive acquisition and growth strategy implemented during 1998 coupled with the strong demand for information technology products and services in the marketplace. During 1998, the Company completed the acquisitions of Solsource, HV Jones, OST, OBS, E-Comm and the systems integration business of IntraNet and opened branch offices in San Antonio, Texas, Washington D.C. and New York,

New York. During the first quarter of 1999, the Company opened a branch office in Tucson, Arizona.

         Consulting revenues increased 1,175% to $3.5 million for the three months ended March 31, 1999, as compared to $272,100 for the prior year period. This increase was primarily attributable to demand for the Company's consulting services and technical support resulting from the Company's increased focus on the service component of its revenue base and through its aggressive growth strategy. In addition, the Company is in the process of productizing many of its solutions which should have a favorable impact on its consulting revenues.

         The Company's net sales are expected to increase during 1999 as the Company further implements its acquisition and growth strategy.

         The Company's acquisition strategy relies primarily upon identifying target companies that fit within the Company's acquisition criteria and securing financing sufficient to complete planned acquisitions. Although the Company believes sufficient financing will become available to complete proposed acquisitions, there can be no assurances to this effect. Presently, the Company's available financing is being utilized primarily in operations. Financing sufficient to maintain an aggressive acquisition program will likely not be available until new or increased sources of financing are made available. Furthermore, there can be no assurances as to the long-term impact of the Company's acquisition strategy on the gross profits or net income of the Company.

         Gross Profit. The Company's cost of sales consists primarily of the cost to the Company of products acquired for resale. The Company's gross profit increased by 435% or $4.6 million to $5.7 million for the three months ended March 31, 1999 as compared to $1.1 million for the prior year period. Gross profit margin increased to approximately 21.0% during the three months ended March 31, 1999, as compared to approximately 18.8% experienced during the prior year period. During early 1998, the Company experienced an overall decrease in its gross profit margin. This decrease was primarily due to cost reductions passed on to the Company's customers from its major vendors as a result of an increase in demand for the Company's products, which occurred as certain customers increased their volume of purchases. During the latter half of 1998 and continuing into 1999, the Company experienced increased gross profit margins as a result of increased margins from certain acquisitions made during 1998, the delivery of productized services which generally generate higher margins and the ability of the Company to deliver complete information technology solutions to a wider range of customers. Management believes that in the long term it will be able to sustain its profit margin as a result of its focus on providing a broad spectrum of products, services and support packages, and through a greater emphasis on professional consulting and support services which typically have a higher profit margin.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, sales person compensation, employee benefits, travel, promotion and related marketing costs. Selling, general and administrative expenses increased by 360%, or $4.3 million, to $5.5 million for the three months ended March 31, 1999 as compared to $1.2 million for the prior year. This increase in expenses is primarily attributable to the expansion of the Company's infrastructure as it became publicly-held by virtue of the Merger transaction during the fourth quarter of 1997, including increased administrative personnel and increased travel and promotion expenses associated with the growth of the business. In addition, competition for personnel with information technology skills is intense and the Company expects compensation to continue to increase. During 1998, the Company encountered significant recruiting costs to support the Company's continued growth and geographic expansion and expects such costs to continue into 1999. Corresponding increases in legal and accounting fees were also incurred by the Company in connection with its financing and acquisition activities. This increase is likely to be offset in the near-term as the Company's revenues increase and the Company continues its acquisition and growth strategy. In addition, the Company instituted a cost containment program in December 1998 whereby synergies of a larger organization were initiated through the removal of duplication of efforts, consolidation of systems and administrative functions and the adoption of business processes. As a percent of net sales, selling, general and administrative expenses during the three months ended March 31, 1999 decreased from 21.2% experienced during the same prior year period to 20.3%.

                  Depreciation and Amortization. Depreciation and amortization of $355,100 for the three months ended March 31, 1999 reflected an increase of 1,113%, or $325,800, as compared to the same prior year period. This increase was primarily due to the amortization of goodwill and depreciation of assets acquired in connection with the acquisitions that occurred during 1998. At present levels, amortization expense of approximately $850,000 is expected for the next 20 years.

                   Income Taxes. The Company's effective tax rate benefit for the three months ended March 31, 1999 was 18.4% which is primarily attributable to the net operating loss carryforward generated during the year offset by nondeductible goodwill.

                  Net Income (Loss). During the three months ended March 31, 1999, the Company incurred a net loss of $266,400 as compared to a net loss of $86,500 for the same prior year period. The net loss for the current period, however, includes $355,100 of non-cash charges relating to depreciation and amortization resulting from the Company's acquisition program. Additional factors contributing to the Company's net loss consisted of significant increases in the Company's overhead expenses as corporate infrastructure was established in anticipation of future growth through the Company's acquisition program and the expansion of the Company's business through the opening of branch offices in New York, New York and Tucson, Arizona. Management anticipates that as greater operating efficiencies are achieved and these other non-recurring factors are addressed, the Company's operating losses will be reduced. Management expects that future profitability is likely to depend upon a combination of several factors. First, the continued growth of its business through acquisitions. Second, the management of this growth through the integration of the businesses acquired. Third, the continued expansion of the Company's higher margin service business.

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

         Initially, the Company intends to expand its business through selective, strategic acquisitions of other companies with complementary businesses in a revenue range of $5 million to $15 million per annum. Management believes that companies in this range of revenues may be receptive to the Company's acquisition program as often they are too small to be identified as acquisition targets of larger public companies or to independently attempt their own public offerings. In particular, the Company intends to focus its acquisition strategy on candidates which have a strong relationship with key technology vendors, a proven record of delivering high-quality network computing solutions and a customer base of large and mid-sized companies.

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

         The Company intends, where possible, to make a platform acquisition in a targeted market by acquiring an established, high quality local company. Management defines a "platform acquisition" as one that creates a significant presence for the Company in a new geographic market. The Company will likely retain the management as well as the operating, sales and technical personnel of a platform acquisition to maintain continuity of operations and customer service. The Company will seek to increase an acquired company's revenues and improve its profitability by implementing the Company's operating strategies for internal growth.

         A "tuck-in" acquisition on the other hand will more likely occur in an existing market, will be smaller than a platform acquisition and will enable the Company to offer additional services or expand into secondary markets within the region already served. When justified by the size and business line of an existing market acquisition, the Company expects to retain the management, along with the operating, sales and technical personnel of the acquired company while seeking to improve that company's profitability by implementing the Company's operating strategies. The Company also contemplates effecting tuck-in acquisitions of small companies or individual systems integration operations in existing markets. In most instances, operations acquired by tuck-in acquisition can be integrated into the Company's existing operations in that market, resulting in the elimination of duplicate overhead and operating costs.

         Since the beginning of 1998, the Company has executed its acquisition strategy through the acquisition of Solsource (March 17, 1998), HV Jones (March 17, 1998), OST (April 24, 1998), OBS (June 22, 1998), E-Comm (October 8, 1998)
and the systems integration business of IntraNet (October 15, 1998). These acquisitions were accounted for under the purchase method of accounting for business combinations. Accordingly, the Company's results of operations include only the operations of each of these companies from the date of acquisition through the end of the period reported.

         Through its internal and acquisition growth, the Company expanded its operations from Phoenix, Arizona to San Diego, California, Houston, Texas, Austin, Texas, San Antonio, Texas, Ft. Lauderdale, Florida, Chicago, Illinois, Minneapolis, Minnesota, Madison, Wisconsin, Washington, D.C., New York, New York and Tucson, Arizona.

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

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has funded its operations primarily from cash generated by operations and, to a lesser extent, with funds from borrowings under the Company's credit facility. For the three months ended March 31, 1999, cash flow from operations was $1.3 million as compared to cash used in operating activities of ($932,000) during the same prior year period. The Company's cash flow from operations has been positively affected by the extended terms granted by the Company's major distributor offset by increases in accounts receivable and other assets.

         The Company's working capital deficit was $1.3 million at March 31, 1999, as compared to a deficit of $3.3 million at December 31, 1998. The favorable impact on the Company's working capital deficit is principally attributable to improved operating results from the fourth quarter of 1998, coupled with the receipt of proceeds from the sale of preferred shares during the first quarter of 1999.

         Capital expenditures, which totaled $290,100 during the three month period ended March 31, 1999, were principally for computer hardware and software to support the Company's expanding operations and for an internal financial application system for the purpose of improving operating efficiencies and integrating the companies acquired during 1998.

         Cash flow from financing activities during the three-month period ended March 31, 1999 was favorably impacted by the $2.0 million of net proceeds received from the sale of preferred shares offset by $1.8 million of debt repayments.

         The Company has a $13 million credit facility with Finova Capital Corporation that consists of both a revolving line of credit and an inventory line. Borrowings under the revolving line of credit cannot exceed $10.5 million at any one time and bear interest at prime (7.75% at March 31, 1999) plus three percent. Amounts outstanding under the inventory line which are paid within sixty days of invoice date do not bear interest. Interest is payable monthly on amounts outstanding over sixty days under the inventory line at prime (7.75% at March 31, 1999) plus six percent. There were no outstanding borrowings under the revolving line of credit at March 31, 1999. Amounts outstanding under the inventory line were $11,188,424 at March 31, 1999.

         As its operations continue to expand, additional financing will be required to support the continued growth of the Company. The inability to secure such financing may have an adverse effect on the operations of the Company. Principally all of the Company's currently available cash from operations and financing is being utilized to help support the Company's operations. The Company will need to secure additional financing in the near term in order to continue the acquisition and growth strategy implemented during 1998. Since its future profitability is likely dependent upon the continuation of the Company's acquisition and growth strategy, failure to secure new or increased sources of financing would not only delay the Company's growth program, but could also have an adverse effect on the Company's ability to achieve profitable operations.


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

The Company believes that a majority of the costs associated with becoming Year 2000 compliant are not incremental to the Company, but rather represent a reallocation of existing resources and regularly scheduled system upgrades and maintenance. In addition, regardless of the Year 2000 problem, the Company is currently undergoing an internal financial application system upgrade and implementation for the purpose of improving operating efficiencies and integrating companies acquired during 1998. The Company estimates that the costs of its Year 2000 efforts will be approximately $1.5 million. This estimate does not include potential expenditures related to customers or other claims. The Company currently anticipates the aforementioned evaluation and remediation of its systems to be completed by mid 1999. The Company anticipates that it will complete the stage of its Year 2000 program involving installation of patches and upgrades to its third party software and hardware by mid 1999. However, if compliance efforts are not completed on time, or additional compliance efforts are required of which the Company is not currently aware, or the cost of any required updating or modification of our IT systems exceeds the Company's estimates, the Year 2000 issue could have a material adverse effect on the Company's business, results of operations and financial condition.

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

The Company's business involves designing, developing and implementing mission critical software applications for its clients. In addition, the Company has recommended, implemented and customized various third-party hardware and software packages for its clients, certain of which may not be Year 2000 ready. Former, present and future clients may assert that certain services performed or products sold or recommended by the Company are not Year 2000 ready. Because the Company has designed, developed and implemented hardware, software and systems for a large number of clients since 1991, there can be no way of assuring that all such software programs and systems will be Year 2000 ready. This uncertainty is magnified by the fact that in many cases the Company's clients retain the right to maintain, alter and modify the systems developed and implemented by the Company after the completion of an engagement. Due to the potential significant impact of the Year 2000 issue on the operations of the Company's clients, the Company may be faced with claims regardless of whether the failure relates to services provided by the Company. If asserted, such claims (and the associated defense costs) could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company's policy has been to attempt to include provisions in its client contracts that, among other things, disclaim implied warranties, limit the duration of express warranties, limit the Company's total dollar liability to an amount specified in the contract, disclaim consequential or other such damages and disclaim any liability arising from third-party software that is implemented, customized or installed by the Company. There can be no assurance that the Company will be able to obtain these contractual protections in agreements concerning future projects, or that any contractual provisions governing current and completed projects will prevent clients from asserting claims against the Company with respect to the Year 2000 issue. There also can be no assurance that the contractual protections, if any, obtained by the Company will effectively operate to protect the Company from, or limit the amount of, any liability arising from claims asserted against the Company.

The foregoing discussion of the Company's Year 2000 readiness contains forward looking statements, including estimates of the timeframes and costs for addressing the known Year 2000 issues confronting the Company, and is based on management's current estimates, which were derived using numerous assumptions. There can be no assurance that these estimates will prove accurate and actual events and results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability of the Company to identify and correct all Year 2000 problems and the success of third parties with whom the Company does business in addressing their Year 2000 issues.

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

PART II.          OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES.

         1. On February 9, 1999, the Company sold 2,000 shares of Series E Convertible Preferred Stock (the "Series E Shares") at a purchase price of $1,000 per share for aggregate sales consideration of $2,000,000. The Series E Shares are convertible into common stock at a conversion price of $6.5625 per share, subject to adjustment. As part of the transaction, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $7.875. The warrants expire on February 9, 2002. The Series E Shares and warrants were sold to Halifax Fund, L.P., an institutional investor, in a private placement transaction exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act").

         2. On February 12, 1999, the Company issued 20,000 shares of Common Stock at a purchase price of $4.75 per share to IP Services Corp., an accredited investor, in a private placement transaction exempt from registration pursuant to Section 4(2) of the Act and Rule 506 of Regulation D as an issuer transaction not involving a public offering. As part of the transaction, the Company also issued IP Services Corp. three-year warrants to purchase 10,000 shares of common stock at an exercise price of $5.25 per share. In connection with this transaction, the Company realized gross proceeds of $95,000 and paid a brokerage fee consisting of a cash commission of $9,500 and warrants to purchase 10,000 shares of the Company's Common Stock at an exercise price of $5.25 per share for a term of three years.

ITEM 5.           OTHER INFORMATION.

         On April 28, 1999, the Company filed a registration statement ("Registration Statement") on Form S-3 with the Securities and Exchange Commission ("SEC") relating to the resale to the public by certain selling security holders of 3,706,776 shares of common stock, subject to adjustment. The Registration Statement has not yet become effective.

         On May 12, 1999, the Company filed a registration statement on Form S-8 with the SEC relating to the resale to the public 8,358,900 shares of common stock issuable upon the exercise of options granted or to be granted under the Company's 1993 Amended and Restated Stock Option Plan, its 1999 Employee Stock Purchase Plan or options granted as part of compensatory arrangements not pursuant to a plan.

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


OSAGE SYSTEMS GROUP, INC.


By:/s/ Jack R. Leadbeater                            Dated:  May 14, 1999
  ----------------------------------------
      Jack R. Leadbeater
      Chairman of the Board and
      Chief Executive Officer

By:/s/ John Iorillo                                  Dated:  May 14, 1999
  ----------------------------------------
     John Iorillo
     Chief Financial Officer (Principal
     Financial and Accounting Officer)

                                  EXHIBIT INDEX




EXHIBIT NUMBER
(REFERENCED TO ITEM
601 OF REG. S-B)
                                   DESCRIPTION

27                       Financial Data Schedule