Form 10QSB
period 1999-06-26
OSAGE SYSTEMS GROUP INC
filed 1999-08-10
CIK 898802

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 26, 1999

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

                          (1)       Yes         X            No
                                            ---------                --------
                          (2)       Yes         X            No
                                            ---------                --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's sole class of common stock, as of August 5, 1999 was 9,648,680 shares.

Transitional Small Business Disclosure Format:

                                    Yes             No X
                                        --------       -------

                            OSAGE SYSTEMS GROUP, INC.

                                      INDEX

                                                                                                              Page
                                                                                                              ----
PART I              FINANCIAL INFORMATION*

        Item 1.     Financial Statements

                    Condensed Consolidated Balance Sheets as of June 26, 1999 (unaudited)
                    and December 31, 1998                                                                      1

                    Unaudited Condensed Consolidated Statements of Operations for the Three and Six
                    Months ended June 26, 1999 and June 30, 1998                                               2

                    Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended
                    June 26, 1999 and June 30, 1998                                                            3

                    Notes to Unaudited Condensed Consolidated Financial Statements                           4 - 7

        Item 2.     Management's Discussion and Analysis or Plan of Operation                                8 - 21

PART II.            OTHER INFORMATION

        Item 4.     Submission of Matters to a Vote of Security Holders                                        22

        Item 5.     Other Information                                                                          23

        Item 6.     Exhibits and Reports on Form 8-K                                                           23

* The accompanying financial information is not covered by an Independent Certified Public Accountant's Report.

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

OSAGE SYSTEMS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                              JUNE 26, 1999
                                                                                               (UNAUDITED)       DECEMBER 31, 1998
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                    $  2,705,507         $  3,151,572
  Accounts receivable - net of allowance for doubtful
    accounts of $125,000 in 1999 and $132,000 in 1998                                            18,927,907           14,077,862
  Inventories                                                                                       849,808              332,272
  Prepaid expenses and other current assets                                                         514,847              556,972
  Deferred income taxes                                                                             508,000              508,000
                                                                                               ------------         ------------

     Total current assets                                                                        23,506,069           18,626,678
                                                                                               ------------         ------------

FURNITURE AND EQUIPMENT - net                                                                     1,893,353            1,475,284

GOODWILL, less accumulated amortization of $896,146 in 1999 and $475,471
   in 1998                                                                                       16,847,350           15,462,427

DEFERRED INCOME TAXES                                                                             1,657,000            1,392,000

OTHER ASSETS                                                                                         60,007              204,876
                                                                                               ------------         ------------

TOTAL                                                                                          $ 43,963,779         $ 37,161,265
                                                                                               ============         ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                                                                                    $    750,000
  Current portion of long-term debt                                                            $    763,678            1,914,078
  Accounts payable                                                                               22,334,611           15,857,172
  Accrued expenses                                                                                2,270,617            2,141,795
  Deferred revenue                                                                                  228,250            1,185,382
  Income taxes payable                                                                                                    70,485
                                                                                               ------------         ------------

     Total current liabilities                                                                   25,597,156           21,918,912
                                                                                               ------------         ------------

LONG-TERM DEBT                                                                                      638,696              645,104

SERIES D CONVERTIBLE PREFERRED STOCK, ISSUED AND OUTSTANDING, 1,000
    SHARES IN 1999 AND 1998; TOTAL LIQUIDATION PREFERENCE, $1,000,000                               765,586              765,586

SERIES E CONVERTIBLE PREFERRED STOCK, ISSUED AND OUTSTANDING, 2,000
    SHARES IN 1999; TOTAL LIQUIDATION PREFERENCE, $2,000,000                                      1,709,174

STOCKHOLDERS'  EQUITY:
  Series A Preferred, $100 stated value - authorized, issued and outstanding, 10 shares
    in 1999 and 1998; total liquidation preference, $300,000                                          1,000                1,000
  Series C Preferred, $50 stated value - authorized, issued and outstanding, 25 shares
    in 1998; total liquidation preference, $375,000                                                                        1,250
  Common stock, $.01 par value - authorized, 50,000,000 shares; issued and outstanding,
    9,494,621 shares in 1999 and 9,511,058 in 1998                                                   94,946               95,111
  Additional paid-in-capital                                                                     19,691,608           17,434,279
  Retained earnings (deficit)                                                                    (4,534,387)          (3,699,977)
                                                                                               ------------         ------------

     Total stockholders' equity                                                                  15,253,167           13,831,663
                                                                                               ------------         ------------

TOTAL                                                                                          $ 43,963,779         $ 37,161,265
                                                                                               ============         ============

See notes to unaudited condensed consolidated financial statements.

OSAGE SYSTEMS GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                     JUNE 26, 1999        JUNE 30, 1998        JUNE 26, 1999         JUNE 30, 1998
                                                     -------------        -------------        -------------         -------------
NET SALES                                             $ 26,619,766         $ 12,765,671         $ 53,711,839         $ 18,407,603

COST OF SALES                                           20,514,789           10,566,735           41,927,219           15,146,745
                                                      ------------         ------------         ------------         ------------

  Gross profit                                           6,104,977            2,198,936           11,784,620            3,260,858
                                                      ------------         ------------         ------------         ------------

OPERATING EXPENSES:
  Selling, general and administrative expenses           6,178,357            2,828,735           11,665,769            4,022,458
  Depreciation and amortization                            374,432              158,336              729,529              187,601
                                                      ------------         ------------         ------------         ------------
     Total operating expenses                            6,552,789            2,987,071           12,395,298            4,210,059
                                                      ------------         ------------         ------------         ------------

OPERATING LOSS                                            (447,812)            (788,135)            (610,678)            (949,201)

INTEREST - net                                            (218,530)              (9,446)            (382,065)              26,104
                                                      ------------         ------------         ------------         ------------

LOSS BEFORE BENEFIT FOR INCOME TAXES                      (666,342)            (797,581)            (992,743)            (923,097)

BENEFIT FOR INCOME TAXES                                  (205,000)            (285,000)            (265,000)            (324,000)
                                                      ------------         ------------         ------------         ------------

NET LOSS                                              $   (461,342)        $   (512,581)        $   (727,743)        $   (599,097)
                                                      ============         ============         ============         ============

LOSS PER COMMON SHARE -
  BASIC AND DILUTED                                   $      (0.05)        $      (0.07)        $      (0.08)        $      (0.10)
                                                      ============         ============         ============         ============

WEIGHTED AVERAGE SHARES OUTSTANDING                      9,488,406            6,907,509            9,493,697            6,050,352
                                                      ============         ============         ============         ============

See notes to unaudited condensed consolidated financial statements.

OSAGE SYSTEMS GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             SIX MONTHS ENDED
                                                                                      JUNE 26, 1999      JUNE 30, 1998
                                                                                      -------------      -------------
OPERATING ACTIVITIES:
  Net loss                                                                            $  (727,743)        $  (599,097)
  Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
     Depreciation and amortization                                                        729,529             187,601
     Deferred income taxes                                                               (265,000)           (176,231)
     Noncash interest                                                                      32,877
     Stock-based compensation                                                                                 150,000
     Loss on disposal of assets                                                               470               1,500
  Changes in operating assets and liabilities:
    Accounts receivable                                                                (4,850,045)         (3,470,907)
    Inventories                                                                          (517,536)            (41,585)
    Prepaid expenses and other assets                                                      92,976             (57,401)
    Accounts payable                                                                    6,477,439           3,053,642
    Accrued expenses                                                                      322,155             514,666
    Deferred revenue                                                                     (957,132)            (11,080)
    Income taxes payable                                                                  (70,485)           (203,007)
                                                                                      -----------         -----------
       Net cash provided by (used in) operating activities                                267,505            (651,899)
                                                                                      -----------         -----------

INVESTING ACTIVITIES:
    Capital expenditures                                                                 (635,889)           (209,853)
    Acquisition costs, net of cash received of $185,227 in 1998                           (55,598)         (5,246,032)
                                                                                      -----------         -----------
       Net cash used in investing activities                                             (691,487)         (5,455,885)
                                                                                      -----------         -----------

FINANCING ACTIVITIES:
    Payments under line of credit agreement                                              (750,000)
    Payments on executive officers notes payable                                         (609,711)
    Principal payments on notes payable                                                  (579,977)         (1,033,868)
    Net proceeds from sale of common stock and preferred shares                         1,915,088           5,763,884
    Net increase in note receivable                                                         2,517              50,515
                                                                                      -----------         -----------
       Net cash (used in) provided by financing activities                                (22,083)          4,780,531
                                                                                      -----------         -----------

NET INCREASE (DECREASE) IN CASH                                                          (446,065)         (1,327,253)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          3,151,572           2,576,323
                                                                                      -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 2,705,507         $ 1,249,070
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

         On March 17, 1998, Osage also completed the acquisition of HV Jones pursuant to the terms of an Agreement and Plan of Merger dated February 27, 1998. Upon closing, through a wholly-owned subsidiary, Osage acquired 100% of the outstanding capital stock of HV Jones for merger consideration of $1,975,000; consisting of $395,000 in cash and $1.58 million (105.3 shares) in Series C Convertible Preferred Stock ("Series C Shares") which converted into 229,985 shares of common stock during the four quarters following the closing (commencing June 17, 1998) at a conversion rate of $6.87. In addition, the merger consideration included earn-out incentive shares to be issued if HV Jones achieves certain performance targets, of which 144,535 shares valued at $1,000,000 were issued in July 1999.

         On April 24, 1998, Osage completed the acquisition of 100% of the outstanding capital stock of OST for merger consideration of $5.26 million; consisting of $2.76 million in cash, $2.0 million in newly issued common shares priced at $6.00 per share and $500,000 in a key employee retention program.

         On June 22, 1998, Osage completed the acquisition of 100% of the outstanding capital stock of OBS for merger consideration of $4,000,000; consisting of $2,000,000 in cash and $2,000,000 in newly issued common shares priced at $5.52 per share. In addition, the merger consideration included earn-out incentive shares to be issued if OBS achieves certain performance targets, of which $500,000 was earned subsequent to June 26, 1999.

         On October 8, 1998, Osage acquired Electronic Commerce Network Solutions Corporation ("E-Comm") pursuant to the terms of an Agreement and Plan of Merger. Upon closing, through a wholly-owned subsidiary, Osage acquired 100% of the outstanding stock of E-Comm for merger consideration of $1,250,000; consisting of $232,500 in cash, $930,000 in newly issued common shares priced at $6.21 per share and $87,500 in a key employee retention program. In addition, the merger consideration included earn-out incentive shares to be issued if E-Comm achieves certain performance targets, of which $250,000 was earned subsequent to June 26, 1999.

         On October 15, 1998, Osage completed the acquisition of the systems integration business of IntraNet Solutions, Inc. ("IntraNet") for merger consideration of $1,600,000; consisting of $715,000 in cash, $785,000 in the form of a promissory note and $100,000 in a key employee retention program. As of June 26, 1999, the $785,000 promissory note has been paid. In addition, the merger consideration included earn-out incentive shares to be issued based upon predetermined financial criteria.

         The Solsource, HV Jones, OST, OBS, E-Comm and the systems integration business of IntraNet acquisitions were accounted for using the purchase method of accounting for business combinations. The excess of assets acquired over liabilities assumed has been allocated to goodwill and is being amortized over 20 years. Results of operations of Solsource, HV Jones, OST, OBS, E-Comm and the systems integration business of

         IntraNet have been included in the Company's statements of operations from their respective acquisition dates.

3.       Pro Forma Information.

         The following pro forma summary presents the consolidated results of operations of the Company as if the acquisitions completed during 1998 had occurred as of January 1, 1998, and do not purport to represent the results of operations that would have actually resulted had the purchases occurred on the indicated dates, nor should it be taken as indicative of future results of operations. The pro forma summary data for the six months ended June 26, 1999 and June 30, 1998 combines historical financial information of Osage, Osage Computer, Solsource, HV Jones, OST, OBS, E-Comm and the systems integration business of IntraNet for the six months ended June 26, 1999 and June 30, 1998.

                      INFORMATION FOR THE SIX MONTHS ENDED

                                                  JUNE 26,                  JUNE 30,
                                                    1999                      1998
                                                (AS REPORTED)              (PRO FORMA)
         Net Sales                              $ 53,711,839               $ 36,066,470
         Net loss                               $   (727,743)              $ (1,096,481)
         Net (loss) per share:
            basic and diluted                   $      (0.08)              $      (0.12)

4.       Earnings Per Share.

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share.

         Net income (loss) per common share is computed by dividing net income
         (loss) by the weighted average number of common shares outstanding during the year after giving effect to stock options and the conversion of preferred shares considered to be dilutive. Because the Company incurred a loss for the three and six months ended June 26, 1999 and June 30, 1998, the effects of the potential dilutive securities are not included in the calculations.

5.       New Accounting Pronouncements.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for transactions entered into in fiscal quarters of fiscal years that begin after June 15, 1999. This statement establishes standards for the accounting and reporting for derivative instruments and for hedging activities. In June 1999, the effective date of SFAS 133 was deferred until June 15, 2000 by the FASB. The future effect on the Company's financial position and the results of operations has not been determined.

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

         The deferred income tax asset at June 26, 1999 is comprised of the following:

         Use of cash basis of accounting for income tax purposes        $    51,000
         Allowance for doubtful accounts                                     51,000
         Compensation                                                       350,000
         Other                                                               56,000
                                                                        -----------

         Net current asset                                              $   508,000
                                                                        ===========


         Net operating loss carryforwards                               $ 2,071,000
         Goodwill                                                           (41,000)
         Property                                                           (10,000)
         Valuation allowance on net loss carryforwards                     (363,000)
                                                                        -----------

         Net noncurrent asset                                           $ 1,657,000
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

The Company was originally incorporated as "Pacific Rim Entertainment, Inc." under the laws of Delaware in 1992. From 1992 through 1996, the Company had been engaged principally in the animated film production business. After several years of losses following its initial public offering in 1993, the Company suspended its business operations in 1996 and remained inactive while it sought to identify a strategic business combination with a private operating company. The Company acquired, and thereafter, assumed the historic business of Osage Computer Group, Inc. in a merger transaction (the "Merger") that became effective on December 22, 1997. Osage Computer Group, Inc. had been a provider of network computing solutions since 1989.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 26, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                                                                THREE MONTHS ENDED
                                                                JUNE 26, 1999                       JUNE 30, 1998
                                                                              % OF                                 % OF
                                                         AMOUNT            NET SALES          AMOUNT             NET SALES
                                                         ------            ---------          ------             ---------
NET SALES                                             $ 26,619,766           100.0%         $ 12,765,671           100.0%
COST OF SALES                                           20,514,789            77.1%           10,566,735            82.8%
                                                      ------------           -----          ------------           -----
   Gross profit                                          6,104,977            22.9%            2,198,936            17.2%
                                                      ------------           -----          ------------           -----

OPERATING EXPENSES:
  Selling, general and administrative expenses           6,178,357            23.2%            2,828,735            22.2%
  Depreciation and amortization                            374,432             1.4%              158,336             1.2%
                                                      ------------           -----          ------------           -----
    Total operating expenses                             6,552,789            24.6%            2,987,071            23.4%
                                                      ------------           -----          ------------           -----

LOSS FROM OPERATIONS                                      (447,812)          -1.7%              (788,135)          -6.2%

INTEREST - NET                                            (218,530)          -0.8%                (9,446)            0.0%
                                                      ------------           -----          ------------           -----

LOSS BEFORE BENEFIT FOR INCOME TAXES                      (666,342)          -2.5%              (797,581)          -6.2%

BENEFIT FOR INCOME TAXES                                  (205,000)          -0.8%              (285,000)          -2.2%
                                                      ------------           -----          ------------           -----

NET LOSS                                              $   (461,342)          -1.7%          $   (512,581)          -4.0%
                                                      ============         =======          ============           =====

NET LOSS PER SHARE:
 Basic and Diluted                                    $      (0.05)                         $      (0.07)
                                                      ============                          ============

Revenues. Net sales increased by 109%, or $13.8 million, to $26.6 million for the three months ended June 26, 1999 as compared to $12.8 million for the same prior year period. This increase in net sales was principally attributable to increased product, service and consulting revenues delivered to new customers, leveraging existing customer alliances by undertaking additional projects for existing customers, as well as cross-selling the Company's skill set across the United States. This was due, in large part, to the Company's aggressive acquisition and growth strategy implemented during 1998 coupled with the strong demand for information technology products and services in the marketplace. During 1998, the Company completed the acquisitions of Solsource, HV Jones, OST, OBS, E-Comm and the systems integration business of IntraNet and opened branch offices in San Antonio, Texas, Washington D.C. and New York, New York. During the first quarter of 1999, the Company opened a branch office in Tucson, Arizona.

Consulting revenues increased 481% to $4.0 million for the three months ended June 26, 1999, as compared to $682,700 for the prior year period. This increase was primarily attributable to demand for the Company's consulting services and technical support resulting from the Company's increased focus on the service component of its revenue base and through its aggressive growth strategy. In addition, the Company is in the process of packaging many of its solutions and focusing on several e-business initiatives which should have a favorable impact on its consulting revenues.

Gross Profit. The Company's cost of sales consists primarily of the cost to the Company of products acquired for resale. The Company's gross profit increased by 178% or $3.9 million to $6.1 million for the three months ended June 26, 1999 as compared to $2.2 million for the prior year period. Gross profit margin increased to approximately 22.9% during the three months ended June 26, 1999, as compared to approximately 17.2% experienced during the prior year period. During early 1998, the Company experienced an overall decrease in its gross profit margin. This decrease was primarily due to cost reductions passed on to the Company's customers from its major vendors as a result of an increase in demand for the Company's products, which occurred as certain customers increased their volume of purchases. During the latter half of 1998 and continuing into 1999, the Company experienced increased gross profit margins as a result of increased margins from certain acquisitions made during 1998, the delivery of packaged services which generally generate higher margins and the ability of the Company to deliver complete information technology solutions to a wider range of customers. Management believes that in the long term it will be able to sustain its profit margin as a result of its focus on providing a broad spectrum of products, services and support packages, through a greater emphasis on professional consulting and support services and through several e-business initiatives which typically have a higher profit margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, sales person compensation, employee benefits, travel, promotion and related marketing costs. Selling, general and administrative expenses increased by 118%, or $3.4 million, to $6.2 million for the three months ended June 26, 1999 as compared to $2.8 million for the prior year. This increase in expenses is primarily attributable to the expansion of the Company's infrastructure as it became publicly-held by virtue of the Merger transaction during the fourth quarter of 1997, including increased administrative personnel and increased travel and promotion expenses associated with the growth of the business. The Company has incurred significant costs to automate its internal processes including computer hardware and software to support the Company's expanding operations and for an internal financial application system, sales force automation and quoting tool for the purpose of improving operating efficiencies and integrating the companies acquired during 1998.

In addition, competition for personnel with information technology skills is intense and the Company expects compensation to continue to increase. During 1998, the Company encountered significant recruiting costs to support the Company's continued growth and geographic expansion and expects such costs to continue into the latter half of 1999 and into 2000. Corresponding increases in legal and accounting fees were also incurred by the Company in connection with its financing and acquisition activities. This increase is likely to be offset in the near-term as the Company's revenues increase and the Company continues its acquisition and growth strategy. As a percent of net sales, selling, general and administrative expenses during the three months ended June 26, 1999 increased from 22.2% experienced during the same prior year period to 23.2%.

Depreciation and Amortization. Depreciation and amortization of $374,400 for the three months ended June 26, 1999 reflected an increase of 136%, or $216,100, as compared to the same prior year period. This increase was primarily due to the amortization of goodwill and depreciation of assets acquired in connection with the acquisitions that occurred during 1998. At present levels, amortization expense of approximately $890,000 is expected for each of the next 20 years.

Income Taxes. The Company's effective tax rate benefit for the three months ended June 26, 1999 was 30.8% which is primarily attributable to the net operating loss carryforward generated during the year offset by nondeductible goodwill.

Net Income (Loss). During the three months ended June 26, 1999, the Company incurred a net loss of $666,300 as compared to a net loss of $512,600 for the same prior year period. The net loss for the current period, however, includes $374,400 of non-cash charges relating to depreciation and amortization resulting from the Company's acquisition program. Additional factors contributing to the Company's net loss consisted of significant increases in the Company's overhead expenses as corporate infrastructure was established in anticipation of future growth through the Company's acquisition program and the expansion of the Company's business through the opening of branch offices in New York, New York and Tucson, Arizona. Management anticipates that as greater operating efficiencies are achieved and these other non-recurring factors are addressed, the Company's operating losses will be reduced. Management expects that future profitability is likely to depend upon a combination of several factors. First, the continued growth of its business through acquisitions. Second, the management of this growth through the integration of the businesses acquired. Third, the continued expansion of the Company's higher margin service business and the implementation of several e-business initiatives.

SIX MONTHS ENDED JUNE 26, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                                                                   SIX MONTHS ENDED
                                                                    JUNE 26, 1999                   JUNE 30, 1998
                                                                                 % OF                               % OF
                                                                AMOUNT         NET SALES          AMOUNT          NET SALES
                                                                ------         ---------          ------          ---------
NET SALES                                                   $ 53,711,839         100.0%        $ 18,407,603         100.0%
COST OF SALES                                                 41,927,219          78.1%          15,146,745          82.3%
                                                            ------------         -----         ------------         -----
   Gross profit                                               11,784,620          21.9%           3,260,858          17.7%
                                                            ------------         -----         ------------         -----

OPERATING EXPENSES:
  Selling, general and administrative expenses                11,665,769          21.7%           4,022,458          21.9%
  Depreciation and amortization                                  729,529           1.4%             187,601           1.0%
                                                            ------------         -----         ------------         -----
    Total operating expenses                                  12,395,298          23.1%           4,210,059          22.9%
                                                            ------------         -----         ------------         -----

LOSS FROM OPERATIONS                                            (610,678)         -1.2%            (949,201)         -5.2%

INTEREST - NET                                                  (382,065)         -0.7%              26,104           0.1%
                                                            ------------         -----         ------------         -----

LOSS BEFORE BENEFIT FOR INCOME TAXES                            (992,743)         -1.9%            (923,097)         -5.1%

BENEFIT FOR INCOME TAXES                                        (265,000)         -0.5%            (324,000)         -1.8%
                                                            ------------         -----         ------------         -----

NET LOSS                                                    $   (727,743)         -1.4%        $   (599,097)         -3.3%
                                                            ============         =====         ============         =====

NET LOSS PER SHARE:
 Basic and Diluted                                          $      (0.08)                      $      (0.10)
                                                            ============                       ============

Revenues. Net sales increased by 192%, or $35.3 million, to $53.7 million for the six months ended June 26, 1999 as compared to $18.4 million for the same prior year period. This increase in net sales was principally attributable to increased product, service and consulting revenues delivered to new customers, leveraging existing customer alliances by undertaking additional projects for existing customers, as well as cross-selling the Company's skill set across the United States. This was due, in large part, to the Company's aggressive acquisition and growth strategy implemented during 1998 coupled with the strong demand for information technology products and services in the marketplace. During 1998, the Company completed the acquisitions of Solsource, HV Jones, OST, OBS, E-Comm and the systems integration business of IntraNet and opened branch offices in San Antonio, Texas, Washington D.C. and New York, New York. During the first quarter of 1999, the Company opened a branch office in Tucson, Arizona.

Consulting revenues increased 808% to $7.2 million for the six months ended June 26, 1999, as compared to $797,100 for the prior year period. This increase was primarily attributable to demand for the Company's consulting services and technical support resulting from the Company's increased focus on the service component of its revenue base and through its aggressive growth strategy. In addition, the Company is in the process of packaging many of its solutions and focusing on several e-business initiatives which should have a favorable impact on its consulting revenues.

The Company's net sales are expected to increase during 1999 and into 2000 as the Company further implements its acquisition and growth strategy.

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

Gross Profit. The Company's cost of sales consists primarily of the cost to the Company of products acquired for resale. The Company's gross profit increased by 261% or $8.5 million to $11.8 million for the six months ended June 26, 1999 as compared to $3.3 million for the prior year period. Gross profit margin increased to approximately 21.9% during the six months ended June 26, 1999, as compared to approximately 17.7% experienced during the prior year period. During early 1998, the Company experienced an overall decrease in its gross profit margin. This decrease was primarily due to cost reductions passed on to the Company's customers from its major vendors as a result of an increase in demand for the Company's products, which occurred as certain customers increased their volume of purchases. During the latter half of 1998 and continuing into 1999, the Company experienced increased gross profit margins as a result of increased margins from certain acquisitions made during 1998, the delivery of packaged services which generally generate higher margins and the ability of the Company to deliver complete information technology solutions to a wider range of customers. Management believes that in the long term it will be able to sustain its profit margin as a result of its focus on providing a broad spectrum of products, services and support packages, through a greater emphasis on professional consulting and support services and through several e-business initiatives which typically have a higher profit margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, sales person compensation, employee benefits, travel, promotion and related marketing costs. Selling, general and administrative expenses increased by 190%, or $7.7 million, to $11.7 million for the six months ended June 26, 1999 as compared to $4.0 million for the prior year. This increase in expenses is primarily attributable to the expansion of the Company's infrastructure as it became publicly-held by virtue of the Merger transaction during the fourth quarter of 1997, including increased administrative personnel and increased travel and promotion expenses associated with the growth of the business. The Company has incurred significant costs to automate its internal processes including computer hardware and software to support the Company's expanding operations and for an internal financial application system, sales force automation and quoting tool for the purpose of improving operating efficiencies and integrating the companies acquired during 1998. In addition, competition for personnel with information technology skills is intense and the Company expects compensation to continue to increase. During 1998, the Company incurred significant recruiting costs to support the Company's continued growth and geographic expansion and expects such costs to continue into the latter half of 1999 and into 2000. Corresponding increases in legal and accounting fees were also incurred by the Company in connection with its financing and acquisition activities. In addition, the Company instituted a cost containment program in December 1998 whereby synergies of a larger organization were initiated through the removal of duplication of efforts, consolidation of systems and administrative functions and the adoption of business processes. This cost containment program has been offset by costs associated with expanding the business and other integration issues. As a percent of net sales, selling, general and administrative expenses during the six months ended June 26, 1999 decreased from 21.9% experienced during the same prior year period to 21.7%.

Depreciation and Amortization. Depreciation and amortization of $729,500 for the six months ended June 26, 1999 reflected an increase of 289%, or $541,900, as compared to the same prior year period. This increase was primarily due to the amortization of goodwill and depreciation of assets acquired in connection with the acquisitions that occurred during 1998. At present levels, amortization expense of approximately $890,000 is expected for each of the next 20 years.

Income Taxes. The Company's effective tax rate benefit for the six months ended June 26, 1999 was 26.7% which is primarily attributable to the net operating loss carryforward generated during the year offset by nondeductible goodwill.

Net Income (Loss). During the six months ended June 26, 1999, the Company incurred a net loss of $932,700 as compared to a net loss of $599,100 for the same prior year period. The net loss for the current period, however, includes $729,500 of non-cash charges relating to depreciation and amortization resulting from the Company's acquisition program. Additional factors contributing to the Company's net loss consisted of significant increases in the Company's overhead expenses as corporate infrastructure was established in anticipation of future growth through the Company's acquisition program and the expansion of the Company's business through the opening of branch offices in New York, New York and Tucson, Arizona. Management anticipates that as greater operating efficiencies are achieved and these other non-recurring factors are addressed, the Company's operating losses will be reduced. Management expects that future profitability is likely to depend upon a combination of several factors. First, the continued growth of its business through acquisitions. Second, the management of this growth through the integration of the businesses acquired. Third, the continued expansion of the Company's higher margin service business and the implementation of several e-business initiatives.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has funded its operations primarily from cash generated by operations and, to a lesser extent, with funds from borrowings under the Company's credit facility. For the six months ended June 26, 1999, cash flow from operations was $267,500 as compared to cash used in operating activities of ($651,900) during the same prior year period. The Company's cash flow from operations has been positively affected by the extended terms granted by the Company's major distributor offset by increases in accounts receivable and inventories and a decrease in deferred revenue.

The Company's working capital deficit was $2.1 million at June 26, 1999, as compared to a deficit of $3.3 million at December 31, 1998. The favorable impact on the Company's working capital deficit is principally attributable to improved operating results during 1999 as compared to the operating results experienced during the fourth quarter of 1998, coupled with the receipt of proceeds from the sale of preferred shares during the first quarter of 1999.

Capital expenditures, which totaled $635,900 during the six month period ended June 26, 1999, were principally for computer hardware and software to support the Company's expanding operations and for an internal financial application system for the purpose of improving operating efficiencies and integrating the companies acquired during 1998.

Cash flow from financing activities during the six-month period ended June 26, 1999 was favorably impacted by the $1.9 million of net proceeds received from the sale of preferred shares offset by $1.9 million of debt repayments.

The Company has a $13 million credit facility with Finova Capital Corporation that consists of both a revolving line of credit and an inventory line. Borrowings under the revolving line of credit cannot exceed $10.5 million at any one time and bear interest at prime (7.75% at June 26, 1999) plus three percent. Amounts outstanding under the inventory line which are paid within sixty days of invoice date do not bear interest. Interest is payable monthly on amounts outstanding over sixty days under the inventory line at prime (7.75% at June 26, 1999) plus six percent. There were no outstanding borrowings under the revolving line of credit at June 26, 1999. Amounts outstanding under the inventory line were $11,982,748 at June 26, 1999.

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

The Company believes that a majority of the costs associated with becoming Year 2000 compliant are not incremental to the Company, but rather represent a reallocation of existing resources and regularly scheduled system upgrades and maintenance. In addition, regardless of the Year 2000 problem, the Company is currently undergoing an internal financial application system upgrade and implementation for the purpose of improving operating efficiencies and integrating companies acquired during 1998. The Company estimates that the costs of its Year 2000 efforts will be approximately $1.5 million. This estimate does not include potential expenditures related to customers or other claims. The Company currently anticipates the aforementioned evaluation and remediation of its systems to be completed by September 1999. The Company anticipates that it will complete the stage of its Year 2000 program involving installation of patches and upgrades to its third party software and hardware by September 1999. However, if compliance efforts are not completed on time, or additional compliance efforts are required of which the Company is not currently aware, or the cost of any required updating or modification of our IT systems exceeds the Company's estimates, the Year 2000 issue could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company has not yet developed a comprehensive contingency plan to address the situations that may result if it is unable to achieve Year 2000 readiness of the Company's major IT and non-IT systems. The Company intends to devise contingency plans by September 1999 designed to mitigate the effects on the conduct of the Company's business in the event the Year 2000 issue results in the unavailability of any material IT or non-IT systems. There can be no assurance that any contingency plans developed by the Company will prevent any such service interruption or a material adverse effect on the Company.

In addition to the Company's internal systems, the Company relies on third party relationships in the conduct of its business. For example, the Company relies on the services of the landlords of its facilities, telecommunication companies, banks, utilities, and commercial airlines. The Company is currently attempting to receive assurances from its landlords and material vendors regarding their Year 2000 readiness, and to the extent such assurances are not given, the Company intends to devise contingency plans designed to alleviate the negative effects on the Company in the event the Year 2000 issue results in the unavailability of these services or systems. There can be no assurance that any contingency plans developed by the Company will prevent any such service interruption on the part of one or more of the Company's third party vendors or suppliers from having a material adverse effect on the Company's business, results of operations or financial condition. In addition, the failure on the part of the accounting systems of the Company's clients due to the Year 2000 issue could result in a delay in the payment of invoices issued by the Company for services and expenses. A failure of the accounting systems of a significant number of the Company's clients would have a material adverse effect on the Company's business, results of operations and financial condition.

The Company's business involves designing, developing and implementing mission critical hardware and software applications for its clients. In addition, the Company has recommended, implemented and customized various third-party hardware and software packages for its clients, certain of which may not be Year 2000 ready. Former, present and future clients may assert that certain services performed or products sold or recommended by the Company are not Year 2000 ready. Because the Company has designed, developed and implemented hardware, software and systems for a large number of clients since 1991, there can be no way of assuring that all such software programs and systems will be Year 2000 ready. This uncertainty is magnified by the fact that in many cases the Company's clients retain the right to maintain, alter and modify the systems developed and implemented by the Company after the completion of an engagement. Due to the potential significant impact of the Year 2000 issue on the operations of the Company's clients, the Company may be faced with claims regardless of whether the failure relates to services provided by the Company. If asserted, such claims (and the associated defense costs) could have a material adverse effect on the Company's business, results of operations and financial condition.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for transactions entered into in fiscal quarters of fiscal years that begin after June 15, 1999. This statement establishes standards for the accounting and reporting for derivative instruments and for hedging activities. In June 1999, the effective date of SFAS 133 was deferred until June 15, 2000 by the FASB. The future effect on the Company's financial position and the results of operations has not been determined.

PART II.          OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 9, 1999, the Company held its Annual Meeting. At the Annual Meeting, George Knight and Mark H. Weiss were elected as directors of the Company to serve until the 2002 Annual Meeting of the Stockholders.

At the Annual Meeting, the holders of the Company's Common Stock voted to approve each of the following proposals.

         1. An amendment to the Company's Amended and Restated 1993 Stock Option Plan (the "Plan") to increase the number of shares available for issuance pursuant to option grants under the Plan from 2,000,000 to 5,000,000.

         2. The adoption of the 1999 Employee Stock Purchase Plan authorizing the Company to permit eligible employees to purchase up to 1,000,000 shares of Common Stock at a discounted price.

         3. The ratification of Deloitte & Touche LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 1999.

ITEM 5.           OTHER INFORMATION.

On June 30, 1999, the Company filed an amendment to a registration statement ("Registration Statement") on Form S-3 with the Securities and Exchange Commission ("SEC") relating to the resale to the public by certain selling security holders of 4,606,306 shares of common stock, subject to adjustment. The Registration Statement has not yet become effective.

On May 12, 1999, the Company filed a registration statement on Form S-8 with the SEC relating to the resale to the public of up to 8,358,900 shares of common stock issuable upon the exercise of options granted or to be granted under the Company's 1993 Amended and Restated Stock Option Plan, its 1999 Employee Stock Purchase Plan or options granted as part of compensatory arrangements not pursuant to a plan.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits:

EXHIBIT NUMBER
(REFERENCED TO ITEM
601 OF REG. S-B)                           DESCRIPTION                             METHOD OF FILING
----------------                           -----------                             ----------------
27                                         Financial Data Schedule                 Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


OSAGE SYSTEMS GROUP, INC.


By:/s/ Jack R. Leadbeater                         Dated:  August 9, 1999
   ----------------------
     Jack R. Leadbeater
      Chairman of the Board and
      Chief Executive Officer

By:/s/ John Iorillo                               Dated:  August 9, 1999
   ----------------
     John Iorillo
     Chief Financial Officer (Principal
     Financial and Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------



Exhibit
  No.           Description
-------         -----------
  27            Financial Data Schedule