Form 10QSB
period 1999-09-30
OSAGE SYSTEMS GROUP INC
filed 1999-11-22
CIK 898802

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                          (1)       Yes         X            No

                          (2)       Yes         X            No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's sole class of common stock, as of November 5, 1999 was 10,645,277 shares.

Transitional Small Business Disclosure Format:

                                     Yes                     No          X

                            OSAGE SYSTEMS GROUP, INC.

                                      INDEX

                                                                                                            Page
                                                                                                            ----
PART I              FINANCIAL INFORMATION*

        Item 1.     Financial Statements

                    Condensed Consolidated Balance Sheets as of September 30, 1999 (unaudited) and
                    December 31, 1998                                                                          1


                    Unaudited Condensed Consolidated Statements of Operations for the Three and Nine
                    Months ended September 30, 1999 and 1998                                                   2

                    Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended
                    September 30, 1999 and 1998                                                                3

                    Notes to Unaudited Condensed Consolidated Financial Statements                           4 - 8

        Item 2.     Management's Discussion and Analysis or Plan of Operation                                9 - 22

PART II.            OTHER INFORMATION

        Item 1.     Legal Proceedings                                                                          23

        Item 2.     Changes in Securities and Use of Proceeds                                                  23

        Item 3      Defaults Under Senior Securities                                                        23 - 24

        Item 5.     Other Information                                                                       24 - 25

        Item 6.     Exhibits and Reports on Form 8-K                                                           25


* The accompanying financial information is not covered by an Independent Certified Public Accountant's Report.

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

OSAGE SYSTEMS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                                  SEPTEMBER 30, 1999  DECEMBER 30, 1998
-----------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                          $  1,345,489        $ 3,151,572
 Accounts receivable - net of allowance for doubtful
  accounts of $361,217 in 1999 and $132,000 in 1998                                   18,880,521         14,077,862
 Inventories                                                                           1,505,047            322,272
 Prepaid expenses and other current assets                                               387,140            556,972
 Deferred income taxes                                                                   508,000            508,000
                                                                                    ------------        -----------
   Total current assets                                                               22,626,197         18,626,678
                                                                                    ------------        -----------

FURNITURE AND EQUIPMENT - net                                                          1,800,735          1,475,284

GOODWILL, less  accumulated amortization of $938,944 in 1999 and $475,471
 in 1998                                                                              14,962,592         15,462,427

DEFERRED INCOME TAXES                                                                  1,657,354          1,392,000

OTHER ASSETS                                                                             282,445            204,876
                                                                                    ------------        -----------

TOTAL                                                                               $ 41,329,323        $37,161,265
                                                                                    ============        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Line of credit                                                                     $    333,293        $   750,000
 Current portion of long-term debt                                                     1,324,266          1,914,078
 Accounts payable                                                                     23,031,202         15,857,172
 Accrued expenses                                                                      1,581,290          2,141,795
 Accrued restructuring costs                                                           2,227,837
 Deferred revenue                                                                        205,958          1,185,382
 Income taxes payable                                                                                        70,485
                                                                                    ------------        -----------

   Total current liabilities                                                          28,693,846         21,918,912
                                                                                    ------------        -----------

LONG-TERM DEBT                                                                           633,927            645,104

SERIES D CONVERTIBLE PREFERRED STOCK, ISSUED AND OUTSTANDING, 1,000
 SHARES IN 1999 AND 1998; TOTAL LIQUIDATION PREFERENCE, $1,000,000                       765,586            765,586

SERIES D CONVERTIBLE PREFERRED STOCK, ISSUED AND OUTSTANDING, 2,000
 SHARES IN 1999; TOTAL LIQUIDATION PREFERENCE, $2,000,000                               1,709,174

STOCKHOLDERS' EQUITY:
 Series A Preferred, $100 stated value - authorized, issued and outstanding, 10 shares in 1999 and 1998; total liquidation
  preference, $300,000                                                                     1,000              1,000
 Series C Preferred, $50 stated value - authorized, issued and outstanding, 25 shares in 1998; total liquidation
  preference, $375,000                                                                                        1,250
 Common stock, $.01 par value - authorized, 50,000,000 shares;
  issued and outstanding, 10,593,836 shares in 1999 and
  9,511,058 in 1998                                                                      105,938             95,111
 Additional paid-in capital                                                           20,657,052         17,434,279
 Retained earnings (deficit)                                                         (11,237,200)        (3,699,977)
                                                                                    ------------        -----------
   Total stockholders' equity                                                          9,526,790         13,831,663
                                                                                    ------------        -----------
TOTAL                                                                               $ 41,329,323        $37,161,265
                                                                                    ============        ===========


See notes to unaudited condensed consolidated financial statements.

OSAGE SYSTEMS GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                   -----------------------------------       --------------------------------
                                                   SEPT. 30, 1999       SEPT. 30, 1998       SEPT. 30, 1999    SEPT. 30, 1998
-----------------------------------------------------------------------------------------------------------------------------
NET SALES                                            $ 30,004,611        $ 19,682,686        $ 83,716,450        $ 38,090,289

COST OF SALES                                          24,814,538          15,381,384          66,741,757          30,528,129
                                                     ------------        ------------        ------------        ------------

  Gross profit                                          5,190,073           4,301,302          16,974,693           7,562,160
                                                     ------------        ------------        ------------        ------------

OPERATING EXPENSES:
  Selling, general and administrative expenses          5,847,565           4,068,931          17,513,334           8,091,389
  Depreciation and amortization                           377,324             248,761           1,106,853             436,362
  Restructuring and impairment charges                  5,122,366                               5,122,366
                                                     ------------        ------------        ------------        ------------
     Total operating expenses                          11,347,255           4,317,692          23,742,553           8,527,751
                                                     ------------        ------------        ------------        ------------

OPERATING LOSS                                         (6,157,182)            (16,390)         (6,767,860)           (965,591)

INTEREST - net                                           (463,838)            (79,994)           (845,903)            (53,890)
                                                     ------------        ------------        ------------        ------------

LOSS BEFORE BENEFIT FOR INCOME TAXES                   (6,621,020)            (96,384)         (7,613,763)         (1,019,481)

PROVISION (BENEFIT) FOR INCOME TAXES                       81,791             (40,000)           (183,209)           (364,000)
                                                     ------------        ------------        ------------        ------------

NET LOSS                                             $ (6,702,811)       $    (56,384)       $ (7,430,554)       $   (655,481)
                                                     ============        ============        ============        ============

LOSS PER COMMON SHARE -
  BASIC AND DILUTED                                  $      (0.68)       $      (0.01)       $      (0.77)       $      (0.09)
                                                     ============        ============        ============        ============

WEIGHTED AVERAGE SHARES OUTSTANDING                     9,830,091           8,908,379           9,611,191           7,017,037
                                                     ============        ============        ============        ============


See notes to unaudited condensed consolidated financial statements.

OSAGE SYSTEMS GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          NINE MONTHS ENDED
                                                                                  ----------------------------------
                                                                                  SEPT. 30, 1999      SEPT. 30, 1998
--------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
  Net loss                                                                           $(7,430,554)       $  (655,481)
  Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
     Depreciation and amortization                                                     1,106,853            436,362
     Deferred income taxes                                                              (265,354)          (176,231)
     Noncash interest                                                                     32,880
     Restructuring and impairment charges                                              5,122,366
     Loss on disposal of assets                                                              620
  Changes in operating assets and liabilities:
    Accounts receivable                                                               (4,802,659)        (4,425,113)
    Inventories                                                                       (1,172,775)            59,458
    Prepaid expenses and other assets                                                     (2,107)          (269,335)
    Accounts payable                                                                   7,164,029          3,057,505
    Accrued expenses                                                                    (367,173)         1,442,881
    Deferred revenue                                                                    (979,424)            (1,011)
    Income taxes payable                                                                 (70,485)          (232,682)
                                                                                     -----------        -----------
       Net cash provided by (used in) operating activities                            (1,663,783)          (763,647)
                                                                                     -----------        -----------

INVESTING ACTIVITIES:
    Capital expenditures                                                                (689,918)          (590,242)
    Acquisition costs, net of cash received of $185,227 in 1998                         (335,847)        (5,233,896)
                                                                                     -----------        -----------
       Net cash used in investing activities                                          (1,025,765)        (5,824,138)
                                                                                     -----------        -----------

FINANCING ACTIVITIES:
    Net payments under line of credit agreement                                         (416,707)
    Payments on executive officers notes payable                                        (821,940)
    Net proceeds/(payments) on notes payable                                             188,071           (319,787)
    Net proceeds from sale of common stock and preferred shares                        1,931,524          6,086,598
    Net increase in note receivable                                                        2,517             59,163
                                                                                     -----------        -----------
       Net cash (used in) provided by financing activities                               883,465          5,825,974
                                                                                     -----------        -----------

NET INCREASE (DECREASE) IN CASH                                                       (1,806,083)          (761,811)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         3,151,572          2,576,323
                                                                                     -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 1,345,489        $ 1,814,512
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

         On June 22, 1998, Osage completed the acquisition of 100% of the outstanding capital stock of OBS for merger consideration of $4,000,000; consisting of $2,000,000 in cash and $2,000,000 in newly issued common shares priced at $5.52 per share. In addition, the merger consideration included earn-out incentive shares to be issued if OBS achieves certain performance targets, of which 579,710 shares valued at $500,000 were issued in September 1999.

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

         On October 15, 1998, Osage completed the acquisition of the systems integration business of IntraNet Solutions, Inc. ("IntraNet") for merger consideration of $1,600,000; consisting of $715,000 in cash, $785,000 in the form of a promissory note and $100,000 in a key employee retention program. As of September 30, 1999, the $785,000 promissory note has been paid. In addition, the merger consideration included earn-out incentive shares to be issued based upon predetermined financial criteria.

         On August 11, 1999, Osage completed the acquisition of the business intelligence and data warehousing practice of Leveraged Solutions, Inc. ("LSI") for merger consideration of $1.2 million, consisting of $240,000 in cash and $960,000 in newly issued common shares priced at $2.63 per share.

         The Solsource, HV Jones, OST, OBS, E-Comm and the systems integration business of IntraNet were accounted for using the purchase method of accounting for business combinations. The excess of assets acquired over liabilities assumed has been allocated to goodwill and is being amortized over 20 years. Results of operations of Solsource, HV Jones, OST, OBS, E-Comm and the systems integration business of IntraNet have been included in the Company's statements of operations from their respective acquisition dates.

3.       Restructuring and Impairment Charges

         During the Company's third quarter ending September 30, 1999, the Company announced and began to implement a restructuring program aimed at eliminating unprofitable operations, reducing overhead and focusing on long-term profitability. For the three-month period ended September 30, 1999, the Company recorded a total of $5.1 million of restructuring and other one-time charges. The restructuring plan is broad-based and includes virtually all aspects of the Company's operations and processes. The restructuring activity resulted in the planned elimination of approximately forty-five positions, including several senior executive personnel, vacating certain leased facilities and canceling certain contracts. These actions resulted in aggregate charges of $2.2 million, of which approximately $2.15 million have used or will use cash and $50,000 of which were non-cash charges.

         The operating asset write-down includes a $2.89 million charge taken during the current fiscal quarter to write down fixed assets and purchased goodwill associated with the acquisitions of Solsource in March 1998 and E-Comm in October 1998. The impairment write down is primarily based on the facts that each of the operations have operated at a loss since acquisition and the forecast demonstrates that the entity will not produce positive cash flow on a stand-alone basis or the Company has decided to withdraw business presence in that particular marketplace. As the sum of estimated undiscounted cash flows are less than the carrying amount of the asset, the Company has recognized an impairment loss during its current fiscal quarter.

         The components of the restructuring and impairment charge for the nine-month period ended September 30, 1999 are as follows:

                                               CHARGES -                    EXPENDITURES
                DESCRIPTION                THIRD QUARTER 1999         CASH            NON-CASH

Severance and related charges                  $1,501,938          $1,501,938
Facilities                                        332,697             332,697
Canceled contracts                                393,202             393,202
Impairment of goodwill / fixed assets           2,894,528                             $2,894,528

                                             ----------------------------------------------------
Total                                          $5,122,365          $2,227,837         $2,894,528
                                             ====================================================


4.       Pro Forma Information.

         The following pro forma summary presents the consolidated results of operations of the Company as if the acquisitions completed during 1998 had occurred as of January 1, 1998, and does not purport to represent the results of operations that would have actually resulted had the purchases occurred on the indicated dates, nor should it be taken as indicative of future results of operations. The pro forma summary data for the nine months ended September 30, 1999 and September 30, 1998 combines historical financial information of Osage, Osage Computer, Solsource, HV Jones, OST, OBS, E-Comm and the systems integration business of IntraNet for the nine months ended September 30, 1999 and 1998, and does not include restructuring and impairment charges.


                      INFORMATION FOR THE NINE MONTHS ENDED

                                        SEPTEMBER 30,                SEPTEMBER 30,
                                             1999                        1998
                                         (PRO FORMA)                  (PRO FORMA)

         Net Sales                        $83,716,450                  $59,204,734
         Net loss                         $(2,308,189)                   $(635,512)
         Net (loss) per share:
            basic and diluted                  $(0.24)                      $(0.07)

5.       Earnings Per Share.

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share.

         Net income (loss) per common share is computed by dividing net income
         (loss) by the weighted average number of common shares outstanding during the year after giving effect to stock options and the conversion of preferred shares considered to be dilutive. Because the Company incurred a loss for the three and nine months ended September 30, 1999 and 1998, the effects of the potential dilutive securities are not included in the calculations.

6.       New Accounting Pronouncements.

         During June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133. The Statement defers the effective date of SFAS 133 to fiscal 2001. Management is evaluating SFAS 133 and does not believe that adoption of the Statement will have a material impact on its financial statements.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                       THE "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

When used in this Report on Form 10-QSB, the words "may," "will," "expect," "anticipate," "continue," "estimate," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company's future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include, among others: (i) risks related to the restructuring program being undertaken by the Company; (ii) risks related to the Company's acquisition strategy; (iii) the Company's ability to secure adequate financing to implement its business strategies; (iv) uncertainty as to whether the Company can achieve integration of acquired companies in a manner intended to take advantage of overall corporate synergies and result in an accretion to consolidated earnings; (v) the uncertainty of future trading prices for the Company's Common Stock and the impact such trading prices may have upon the Company's ability to utilize its Common Stock to facilitate its acquisition strategy; (vi) the uncertain effect of the additional dilution associated with the future issuance of outstanding convertible securities, as well as the dilution associated with the Company's acquisition strategy; (vii) the Company's dependence on certain large customers and suppliers; (viii) the Company's dependence on certain key personnel; (ix) the competitive market for technical personnel; and (x) the Company's ability to adapt to certain Year 2000 issues. Additional factors are described in the Company's other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

OVERVIEW

Osage Systems Group, Inc. (the "Company") is a multi-regional provider of network computing solutions through its eleven (11) offices located in nine (9) states. The Company provides these solutions by deploying a life-cycle methodology, which addresses all phases of a customer's information technology needs. This includes business needs analysis, systems architecture design, systems implementation and ongoing systems management support. Solutions are developed and delivered by the Company's technical consultants, who are skilled in specialized practice areas such as enterprise infrastructure, enterprise resource planning, electronic commerce, java application development, web solutions, electronic publishing and network support services. The Company's solutions integrate products that feature state of the art technology from industry-leading vendors of information technology products, such as Sun Microsystems, Inc., Cisco Systems, Inc., Oracle Corporation, Netscape Communications Corporation, Hewlett Packard Company, Microsoft, Fore Systems, Inc., Lawson Software, Check Point Software Technologies, Ltd., Inktomi Corporation, Veritas Software Corporation, and IBM Corporation.

The Company's former business strategy was to focus on growth in both internal operations and through acquisitions, with the objective of achieving economies of scale. The Company's inability to realize the desired results of its acquisition strategy has caused it to undertake the elimination of unprofitable operations and take a restructuring charge.

The Company's objective is to be recognized as one of the leading solution providers of networking and internet computing needs. It intends to fulfill this objective by, among other things, shifting the focus of its product and service offerings to the development of specialized practice areas.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                                     ---------------------------------------------------------------------
                                                                               THREE MONTHS ENDED
                                                     ---------------------------------------------------------------------
                                                            SEPTEMBER 30, 1999                  SEPTEMBER 30, 1998
                                                                             % OF                               % OF
                                                           AMOUNT          NET SALES          AMOUNT          NET SALES
                                                     ---------------------------------------------------------------------
NET SALES                                            $ 30,004,611               100.0%   $ 19,682,686               100.0%
COST OF SALES                                          24,814,538                82.7%     15,381,384                78.1%
                                                     ------------        ------------    ------------        ------------
   Gross profit                                         5,190,073                17.3%      4,301,302                21.9%
                                                     ------------        ------------    ------------        ------------

OPERATING EXPENSES:
  Selling, general and administrative expenses          5,847,565                19.6%      4,068,931                20.7%
  Depreciation and amortization                           377,324                 1.1%        248,761                 1.3%
  Restructuring and impairment charges                  5,122,366                17.1%
                                                     ------------        ------------    ------------        ------------
    Total operating expenses                           11,347,255                37.8%      4,317,692                22.0%
                                                     ------------        ------------    ------------        ------------

LOSS FROM OPERATIONS                                   (6,157,182)             -20.5%         (16,390)               0.01%

INTEREST - NET                                           (463,838)              -1.5%         (79,994)              -0.4%
                                                     ------------        ------------    ------------        ------------

LOSS BEFORE BENEFIT FOR INCOME TAXES                   (6,621,020)             -22.0%         (96,384)              -0.5%

PROVISION (BENEFIT) FOR INCOME TAXES                       81,791                 0.3%        (40,000)              -0.2%
                                                     ------------        ------------    ------------        ------------

NET LOSS                                             $ (6,702,811)             -22.3%    $    (56,384)              -0.3%
                                                     ============        ============    ============        ============

NET LOSS PER SHARE:
 Basic and Diluted                                   $      (0.68)                       $      (0.01)
                                                     ============                        ============

Revenues. Net sales increased by 52%, or $10.3 million, to $30.0 million for the three months ended September 30, 1999 as compared to $19.7 million for the same prior year period. This increase in net sales was principally attributable to increased product, service and consulting revenues delivered to new customers, leveraging existing customer alliances by undertaking additional projects for existing customers, as well as cross-selling the Company's skill set across the United States. This was due, in large part, to the Company's aggressive acquisition and growth strategy implemented during 1998 coupled with the strong demand for information technology products and services in the marketplace. During 1998, the Company completed the acquisitions of Solsource, HV Jones, OST, OBS, E-Comm and the systems integration business of IntraNet and opened branch offices in San Antonio, Texas, Washington D.C. and New York, New York. In light of the Company's restructuring, management expects growth in revenue to be flat or slow substantially from historic levels as the Company focuses on profitable operations.

Consulting revenues increased 125% to $4.5 million for the three months ended September 30, 1999, as compared to $2.0 million for the prior year period. This increase was primarily attributable to demand for the Company's consulting services and technical support resulting from the Company's increased focus on the service component of its revenue base and through its aggressive growth strategy.

Gross Profit. The Company's cost of sales consists primarily of the cost to the Company of products acquired for resale. The Company's gross profit increased by 21.0% or $888,800 to $5.2 million for the three months ended September 30, 1999 as compared to $4.3 million for the prior year period. Gross profit margin decreased to approximately 17.3% during the three months ended September 30, 1999, as compared to approximately 21.9% experienced during the prior year period. The Company experienced a decrease in gross profit margin during the quarter as the gross margins from the sale of computer products and software decreased due to competitive pressures. While the increase in demand for the Company's products led to an overall growth in revenues, there was not a corresponding growth in gross profit. Management believes that over the short term the Company will continue to experience a reduction in gross profit margin reflecting the continued importance of its computer sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, sales person compensation, employee benefits, travel, promotion and related marketing costs. Selling, general and administrative expenses increased by 44%, or $1.7 million, to $5.8 million for the three months ended September 30, 1999 as compared to $4.1 million for the prior year. This increase in expense is primarily attributable to two factors. First, the Company added substantially to its corporate overhead in anticipation of further acquisitions and revenue growth. Second, the Company has incurred significant costs to automate its internal processes including computer hardware and software to support the Company's expanding operations and for an internal financial application system, sales force automation and quoting tool for the purpose of improving operating efficiencies and integrating the companies acquired during 1998.

In addition, competition for personnel with information technology skills is intense and the Company expects compensation to continue to increase. During 1998 and 1999, the Company encountered significant recruiting costs to support the Company's continued growth and geographic expansion. Corresponding increases in legal and accounting fees were also incurred by the Company in connection with its financing and acquisition activities. As a percent of net sales, selling, general and administrative expenses during the three months ended September 30, 1999 and decreased from 20.7% experienced during the same prior year period to 19.6%.

During the Company's third quarter ending September 30, 1999, the Company announced and began to implement a restructuring program aimed at eliminating unprofitable operations, reducing overhead and focusing on long-term profitability. For the three-month period ended September 30, 1999, the Company recorded a total of $5.1 million of restructuring and other one-time charges. The restructuring plan is broad-based and includes virtually all aspects of our operations and processes. The restructuring activity resulted in the planned elimination of approximately forty-five positions, including several senior executive personnel, vacating certain leased facilities and canceling certain contracts. These actions resulted in aggregate charges of $2.2 million, of which approximately $2.15 million have used or will use cash and $50,000 of which were non-cash charges.

The operating asset write-down includes a $2.89 million charge taken during the current fiscal quarter to write down fixed assets and purchased goodwill associated with the acquisitions of Solsource in March 1998 and E-Comm in October 1998. The impairment write down is primarily based on the facts that each of the operations have operated at a loss since acquisition and the forecast demonstrates that the entity cannot produce positive cash flow on a stand-alone basis or the Company has decided to withdraw business presence in that particular marketplace. As the sum of undiscounted cash flows are less that the carrying amount of the asset, the Company has recognized an impairment loss during its current fiscal quarter.

As a result of the processes described above, the Company also found it necessary to write-off certain software related costs associated with internal infrastructure enhancement that have been canceled or postponed indefinitely. Due to the fact that most of the costs incurred are related to software and software licenses that are not transferable, the entire net book value of $202,200 has been written-off during the current fiscal quarter.


Depreciation and Amortization. Depreciation and amortization of $377,324 for the three months ended September 30, 1999 reflected an increase of 43%, or $128,600, as compared to the same prior year period. This increase was primarily due to the amortization of goodwill and depreciation of assets acquired in connection with the acquisitions that occurred during 1998. At present levels, amortization expense of approximately $799,000 is expected for each of the next 20 years.

Net Income (Loss). During the three months ended September 30, 1999, the Company incurred a net loss of $6.7 million as compared to a net loss of $56,400 for the same prior year period. The net loss for the current period, however, includes $377,324 of non-cash charges relating to depreciation and amortization resulting from the Company's acquisition program and $2.9 million in non-cash charges relating to write-off of goodwill and fixed assets. Additional factors contributing to the Company's net loss consisted of significant increases in the Company's overhead expenses as corporate infrastructure was established in anticipation of future growth through the Company's acquisition program and the expansion of the Company's business through the opening of branch offices in New York, New York and Tucson, Arizona. Management anticipates that as the effects of the restructuring initiatives are realized, the Company's operating losses will be reduced. Management expects that future profitability is likely to depend upon a combination of several factors. First, the Company will focus on its higher margin service business. Second, with the reduction in corporate overhead, the Company will realize higher operating income on any growth in revenues.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                                     ----------------------------------------------------------------------
                                                            NINE MONTHS ENDED
                                                     ----------------------------------------------------------------------
                                                         SEPTEMBER 30, 1999                 SEPTEMBER 30, 1998
                                                               % OF                               % OF
                                                       AMOUNT         NET SALES          AMOUNT          NET SALES
                                                     ----------------------------------------------------------------------
NET SALES                                            $ 83,716,450             100.0%     $ 38,090,289                100.0%
COST OF SALES                                          66,741,757              79.7%       30,528,129                 80.1%
                                                     ------------      ------------      ------------         ------------
   Gross profit                                        16,974,693              20.3%        7,562,160                 19.9%
                                                     ------------      ------------      ------------         ------------

OPERATING EXPENSES:
  Selling, general and administrative expenses         17,513,334              20.9%        8,091,389                 21.2%
  Depreciation and amortization                         1,106,853               1.4%          436,362                  1.2%
  Restructuring and impairment charges                  5,122,366               6.1%
                                                     ------------      ------------      ------------         ------------
    Total operating expenses                           23,742,553              28.4%        8,527,751                 22.4%
                                                     ------------      ------------      ------------         ------------

LOSS FROM OPERATIONS                                   (6,767,860)            -8.1%          (965,591)               -2.5%

INTEREST - NET                                           (845,903)            -1.0%           (53,890)               -0.2%
                                                     ------------      ------------      ------------         ------------

LOSS BEFORE BENEFIT FOR INCOME TAXES                   (7,613,763)            -9.1%        (1,019,481)               -2.7%

BENEFIT FOR INCOME TAXES                                 (183,209)            -0.2%          (364,000)               -1.0%
                                                     ------------      ------------      ------------         ------------

NET LOSS                                             $ (7,430,554)            -8.9%      $   (655,481)               -1.7%
                                                     ============      ============      ============         ============

NET LOSS PER SHARE:
 Basic and Diluted                                   $      (0.77)                       $      (0.09)
                                                     ============                        ============



Revenues. Net sales increased by 120%, or $45.6 million, to $83.7 million for the nine months ended September 30, 1999 as compared to $38.1 million for the same prior year period. This increase in net sales was principally attributable to increased product, service and consulting revenues delivered to new customers and leveraging existing customer alliances by undertaking additional projects for existing customers. This was due, in large part, to the Company's aggressive acquisition and growth strategy implemented during 1998 coupled with the strong demand for information technology products and services in the marketplace. During 1998, the Company completed the acquisitions of Solsource, HV Jones, OST, OBS, E-Comm and the systems integration business of IntraNet and opened branch offices in San Antonio, Texas, Washington D.C. and New York, New York.

Consulting revenues increased 318% to $11.7 million for the nine months ended September 30, 1999, as compared to $2.8 million for the prior year period. This increase was primarily attributable to demand for the Company's consulting services and technical support resulting from the Company's increased focus on the service component of its revenue base and through its aggressive growth strategy

Growth in the Company's net sales are expected to slow during the remainder of 1999 and into 2000 as the Company emphasizes improving current operations.

Gross Profit. The Company's cost of sales consists primarily of the cost to the Company of products acquired for resale. The Company's gross profit increased by 125% or $9.4 million to $17.0 million for the nine months ended September 30, 1999 as compared to $7.6 million for the prior year period. Gross profit margin increased to approximately 20.3% during the nine months ended September 30, 1999, as compared to approximately 19.9% experienced during the prior year period. The Company has experienced increased gross profit margins as a result of increased margins from certain acquisitions made during 1998, the delivery of productized services which generally generate higher margins and the ability of the Company to deliver complete information technology solutions to a wider range of customers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, sales person compensation, employee benefits, travel, promotion and related marketing costs. Selling, general and administrative expenses increased by 116%, or $9.4 million, to $17.5 million for the nine months ended September 30, 1999 as compared to $8.1 million for the prior year. This increase in expenses is primarily attributable to the expansion of the Company's infrastructure as it became publicly-held by virtue of the Merger transaction during the fourth quarter of 1997, including increased administrative personnel and increased travel and promotion expenses associated with the growth of the business. The Company has incurred significant costs to automate its internal processes including computer hardware and software to support the Company's expanding operations and for an internal financial application system, sales force automation and quoting tool for the purpose of improving operating efficiencies and integrating the companies acquired during 1998. In addition, competition for personnel with information technology skills is intense and the Company expects compensation to continue to increase. As a percent of net sales, selling, general and administrative expenses during the nine months ended September 30, 1999 decreased from 21.2% experienced during the same prior year period to 20.9%.


Depreciation and Amortization. Depreciation and amortization of $1.1 million for the nine months ended September 30, 1999 reflected an increase of 149%, or $670,500 as compared to the same prior year period. This increase was primarily due to the amortization of goodwill and depreciation of assets acquired in connection with the acquisitions that occurred during 1998. At present levels, amortization expense of approximately $799,000 is expected for each of the next 20 years.

Net Income (Loss). During the nine months ended September 30, 1999, the Company incurred a net loss of $7.4 million as compared to a net loss of $655,500 for the same prior year period. The net loss for the current period, however, includes $1.1 million of non-cash charges relating to depreciation and amortization resulting from the Company's acquisition program and $2.9 million for goodwill and fixed assets impairment. Additional factors contributing to the Company's net loss consisted of significant increases in the Company's overhead expenses as corporate infrastructure was established in anticipation of future growth through the Company's acquisition program and the expansion of the Company's business through the opening of branch offices in New York, New York and Tucson, Arizona. In the third quarter the Company made several moves to reduce operating losses by eliminating unprofitable operations and reducing corporate overhead. Management expects that future profitability is likely to depend upon a combination of several factors. First, the Company has focused its operations on profitable business. Second, the continued expansion of the Company's higher margin service business is expected to contribute to a greater gross profit margin.

ACQUISITION STRATEGY

Initially, the Company intended to expand its business through selective, strategic acquisitions of other companies with complementary businesses. In particular, the Company intended to focus its acquisition strategy on candidates which have a strong relationship with key technology vendors, a proven record of delivering high-quality network computing solutions and a customer base of large and mid-sized companies. Since the beginning of 1998, the Company has executed its acquisition strategy through the acquisition of Solsource (March 17, 1998), HV Jones (March 17, 1998), OST (April 24, 1998), OBS (June 22, 1998), E-Comm (October 8, 1998), the systems integration business of IntraNet (October 15,
1998) and the business intelligence and data warehousing practice of LSI (August 11, 1999). These acquisitions were accounted for under the purchase method of accounting for business combinations. Accordingly, the Company's results of operations include only the operations of each of these companies from the date of acquisition through the end of the period reported.

During the quarter ended September 30, 1999, the Company shifted the focus of its business strategy from growth through acquisitions to profitability. The Company is currently implementing a restructuring program to eliminate unprofitable operations.

Through its internal and acquisition growth, the Company expanded its operations from Phoenix, Arizona to Houston, Texas, Austin, Texas, San Antonio, Texas, Ft. Lauderdale, Florida, Chicago, Illinois, Minneapolis, Minnesota, Madison, Wisconsin, Washington, D.C. and New York, New York.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has funded its operations primarily from cash generated by operations and, to a lesser extent, with funds from borrowings under the Company's credit facility and private placement financings. For the nine months ended September 30, 1999, cash used in operations was $1.7 million as compared to cash used in operating activities of $763,600 during the same prior year period. The Company's cash flow from operations has been positively affected by the extended terms granted by the Company's major distributor offset by increases in accounts receivable, inventories and deferred revenue.

The Company's working capital deficit was $5.4 million at September 30, 1999, as compared to a deficit of $3.3 million at December 31, 1998. The unfavorable impact on the Company's working capital deficit is principally attributable to the accrual of restructuring costs during the third quarter coupled with an operating loss for the nine months ending September 30, 1999. Capital expenditures, which totaled $689,900 during the nine month period ended September 30, 1999, were principally for computer hardware and software to support the Company's expanding operations and for an internal financial application system for the purpose of improving operating efficiencies and integrating the companies acquired during 1998.

Cash flow from financing activities during the nine-month period ended September 30, 1999 was favorably impacted by the $1.9 million of net proceeds received from the sale of Series E preferred shares offset by $1.0 million of net debt repayments. The Company's Series D and Series E preferred shares sold during 1999 and 1998 may be redeemed during the first quarter of 2000 in the event that the Company's Common Stock is not trading at certain threshold prices during specified periods during the fourth quarter of 1999 and the first quarter of 2000. The potential redemption liability for the preferred shares is $3.6 million.

The Company has a $20 million credit facility with Coast Business Credit ("CBC"). The CBC credit facility provides funding through four sources; a traditional working capital facility, an inventory financing facility, a term loan facility and an acquisition facility. Borrowings under the working capital and acquisition facility bear interest at prime (8.25% at September 30, 1999) plus one and one-half percent. Amounts outstanding under the term loan facility bear interest at prime (8.25% at September 30, 1999) plus three percent. Amounts outstanding under the inventory line which are paid within sixty days of invoice date do not bear interest. Outstanding borrowings under the revolving line of credit at September 30, 1999 were $333,293. Amounts outstanding under the inventory line were $8,934,150 at September 30, 1999. Amounts outstanding under the term loan facility were $1,000,000 at September 30, 1999. As of September 30, 1999 the Company was in default of a provision in its loan agreement requiring $2,000,000 of cash to be in a segregated account as of that date. The Company has been in discussion with CBC seeking to obtain a waiver of that default and believes a waiver will be granted by CBC. In the interim CBC has continued to fund the Company's working capital needs under the credit facility.

As its operations continue to expand, additional financing will be required to support the continued growth of the Company. The inability to secure such financing may have an adverse effect on the operations of the Company. Principally all of the Company's currently available cash from operations and financing is being utilized to help support the Company's operations. The Company expects to issue a convertible subordinated debenture in the principal amount of $3 million during the fourth week of November 1999 in a private placement transaction. The proceeds of the private placement will be used primarily to finance the Company's restructuring, as well as for working capital. The debenture, together with warrants to be concurrently granted to the investor, will likely be highly dilutive to the Company's earnings per share.

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

The Company's material internal IT systems consist principally of financial, accounting, project management and human resources application software created by third parties. The Company has also completed the assessment phase of its plan with respect to these systems. The Company believes that, based on oral statements made by manufacturers and/or statements published on manufacturers' web sites, that most of these systems are Year 2000 ready. With respect to the systems that are not currently Year 2000 ready, at the manufacturers' recommendations, the Company is installing patches and upgrades. For example, the Company recently installed patches in its versions of the Windows 95 and Windows NT operating systems in order for those operating systems to become Year 2000 ready. The manufacturers of the Company's computer hardware platforms, principally servers, have indicated that the versions currently used by the Company are Year 2000 ready. The Company believes that it is substantially complete in installing patches and upgrades to its third party software and hardware.

The Company believes that a majority of the costs associated with becoming Year 2000 compliant are not incremental to the Company, but rather represent a reallocation of existing resources and regularly scheduled system upgrades and maintenance. In addition, regardless of the Year 2000 problem, the Company is currently undergoing an internal financial application system upgrade and implementation for the purpose of improving operating efficiencies and integrating companies acquired during 1998. The Company estimates that the costs of its Year 2000 efforts will be approximately $1.5 million. This estimate does not include potential expenditures related to customers or other claims. The Company currently anticipates the aforementioned evaluation and remediation of its systems to be completed by November 1999. However, if compliance efforts are not completed on time, or additional compliance efforts are required of which the Company is not currently aware, or the cost of any required updating or modification of our IT systems exceeds the Company's estimates, the Year 2000 issue could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company is developing a comprehensive contingency plan to address the situations that may result if it is unable to achieve Year 2000 readiness of the Company's major IT and non-IT systems. The Company expects to complete this contingency plan by November 30, 1999. There can be no assurance that any contingency plans developed by the Company will prevent any such service interruption or a material adverse effect on the Company.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

During June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133. The Statement defers the effective date of SFAS 133 to fiscal 2001. Management is evaluating SFAS 133 and does not believe that adoption of the Statement will have a material impact on its financial statements.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         John E. Udelhofen and E. Michael Durbin v. Osage Systems Group, Inc. No. 99 C 6310. This action is pending in the United States District Court for the Northern District of Illinois. The case is in its initial stages. The Complaint was served on October 29, 1999. By agreement, the response to the Complaint is due on December 17, 1999. The Plaintiffs are two former shareholders' of Open Business Systems, Inc. ("OBS"). On June 22, 1998, Osage purchased all of the outstanding shares of OBS and the Plaintiffs entered into employment contracts with Osage. On August 17, 1999, Osage terminated the Plaintiffs' employment contracts. In the lawsuit the Plaintiffs claim their employment contracts were wrongfully terminated and seeks damages in excess of $75,000, as well as declaratory relief. The Plaintiffs also claim that Osage breached the Registration Rights Agreement entered into by the parties in connection with the sale of the stock of OBS. The Plaintiffs claim Osage failed to timely file the necessary registration statement with the SEC with respect to the registration for resale of the Osage stock distributed to Plaintiffs in connection with the transaction. Plaintiffs claim that as a result of the delay, they were unable to sell their stock, the price of which dropped, thereby causing damages.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.


RECENT SALES OF UNREGISTERED SECURITIES.



         1. On July 6, 1999, the Company issued 144,535 shares of Common Stock valued at $1,000,000 to Hugh V. Jones, the former shareholder of HV Jones, based upon certain performance targets set forth in the Agreement and Plan of Merger among the Company, Hugh V. Jones and HV Jones. The shares of Common Stock issued were based upon certain performance targets achieved for the one-year period following the acquisition of HV Jones. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"), as an issuer transaction not involving a public offering.

         2. On September 29, 1999, the Company issued an aggregate 579,710 shares of Common Stock valued at $500,000 to John Udelhofen, E. Michael Durbin, David Durbin and Brian Wolfe, the former shareholders of OBS (the "OBS Shareholders"), based upon certain performance targets set forth in the Stock Purchase Agreement among the Company, OBS and the OBS Shareholders. The shares of Common Stock issued were based upon certain performance targets achieved for the one-year period following the acquisition of OBS. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Act as an issuer transaction not involving a public offering.

ITEM 3            DEFAULTS UNDER SENIOR SECURITIES.

         As of the period-end, the Company had a $20 million credit facility (the "Facility") from Coast Business Credit (the "Lender"), of which $9.3 million was outstanding as of September 30, 1999. The Facility provides working capital funding for the Company's operations. The amount available to the Company under the Facility is based upon a percentage of the value of certain eligible accounts receivable of the Company. The Company has limited availability under the Facility.

         The Facility matures in 2002 and bears interest at a floating rate based upon the Lender's prime rate. The Facility agreements provide for an acceleration of the maturity date in the event of an "Event of Default" (as such term is defined in the Facility agreements). An Event of Default includes failure to pay when due any installment of interest on or principal of the Facility and any failure to observe the covenants provided in the Facility agreements, including certain financial covenants.

         The Facility contains various financial and other covenants including maintaining a minimum cash balance if a specified debt coverage ratio is not satisfied as of the end of each fiscal quarter. This covenant was not met as of September 30, 1999 and constituted a technical default under the Facility. The Company is currently negotiating a waiver of or a revision to this covenant. There can be no assurance that such negotiations will result in a waiver or revision of such covenant. The Company's failure to successfully negotiate such waiver or revisions would adversely affect the Company's ability to obtain necessary working capital and would have a material adverse effect on the continuing operations of the Company.


ITEM 5.           OTHER INFORMATION.

On November 10, 1999, the Company filed an information statement pursuant to
Section 14(f) of the Securities Exchange Act of 1934 and Rule 14(f)-1 thereunder relating to a change in the majority of the board members in connection with a pending securities purchase agreement ("Securities Purchase Agreement"). The information statement was furnished in connection with proposed changes to a majority of the members of the board of directors pursuant to the Securities Purchase Agreement. Upon closing of the Securities Purchase Agreement, Messrs. Jack Leadbeater and David Olson will resign their positions as officers and directors of the Company. Pursuant to his severance arrangements with the Company, Mr. John Iorillo has resigned his position as an officer and director of the Company as of October 15, 1999. Mark Weiss resigned from the board of directors in October 1999. It is anticipated that Messrs. Phil Carter, George Knight and Gerald Harrington will be nominated as directors, thus resulting in a change in the majority of directors of the Company. It is anticipated that the Securities Purchase Agreement will close on November 22, 1999.

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


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits:

EXHIBIT NUMBER
(REFERENCED TO ITEM
601 OF REG. S-B)
                           DESCRIPTION               METHOD OF FILING

27                Financial Data Schedule               Filed herewith

         (b)      Reports on Form 8-K:

                  (i) A Report on Form 8-K was filed with the Securities and Exchange Commission on September 16, 1999 relating to the resignation of Phil Carter as a Director of Registrant's Board of Directors and the resignation of George Knight as a Director and Member of Registrant's Audit Committee.

                  (ii) A Report on Form 8-K was filed with the Securities and Exchange Commission on November 10, 1999 relating to the resignation of Mark Weiss as a Director and Member of Registrant's Audit Committee and the resignation of John Iorillo as Director and Chief Financial Officer.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


OSAGE SYSTEMS GROUP, INC.


By:/s/ Phil Carter                                    Dated:  November 22, 1999
   ---------------
     Phil Carter
      Chairman of the Board and
      Chief Executive Officer

By:/s/ Mitchell Gens                                  Dated:  November 22, 1999
   -----------------
     Mitchell Gens
     Controller (Principal
     Financial and Accounting Officer)

                                  EXHIBIT INDEX




EXHIBIT NUMBER
(REFERENCED TO ITEM
601 OF REG. S-B)
                                   DESCRIPTION

27                       Financial Data Schedule