Form 10KSB
period 1999-12-31
OSAGE SYSTEMS GROUP INC
filed 2000-04-14
CIK 898802

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                ,               to                ,

               Commission File Number: 0-22808

OSAGE SYSTEMS GROUP, INC.
(Name of small business issuer in its charter)

Delaware	95-4374983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1661 East Camelback Road, Suite 245, Phoenix, Arizona	85016
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number: (602) 274-1299

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered

Common Stock, $.01 par value	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 par value
(Title of Class)

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes  [X]  No  [   ]  (2) Yes  [X]  No  [   ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

     Registrant’s revenues for the year ended December 31, 1999: $114,720,435.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 31, 2000 was approximately $69,962,819 based upon the closing sale price of the Registrant’s Common Stock on the American Stock Exchange of $7.125 per share of Common Stock on such date. See Footnote (1) below.

Applicable Only to Corporate Registrants

     The number of shares outstanding of the Registrant’s sole class of Common Stock as of March 31, 2000 was 11,325,543 shares.

     Transitional Small Business Disclosure Format (check one) Yes  [   ]  No  [X]

Documents Incorporated by Reference:  None.

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

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

      When used in this Annual Report on Form 10-KSB and in other public statements by the Company and Company officers, the words “expect”, “estimate”, “project”, “intend”, and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company’s future operating results and financial condition. Such statements are subject to risks and uncertainties that could cause the Company’s actual results and financial condition to differ materially. Such factors include, among others, the risk factors described under Item 1 in this Annual Report. Additional factors are described in the Company’s other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

PART I

Item 1.  Description of Business.

Description of the Business

      Osage Systems Group, Inc. (the “Company”) is a national provider of computing solutions for the Internet and e-business through its ten (10) offices located in eight states. The Company provides these solutions by deploying a life-cycle methodology that addresses all phases of a customer’s information technology needs. This includes business needs analysis, systems architecture design, systems implementation, and ongoing systems management and support. Solutions are developed and delivered by the Company’s technical consultants, who are skilled in specialized practice areas such as enterprise infrastructure, enterprise resource planning, electronic commerce, java application development, web solutions, electronic publishing and network support services. The Company’s solutions integrate products that feature state of the art technology from industry-leading vendors of information technology products, such as, Sun Microsystems, Inc., IBM Corporation, Cisco Systems, Inc., Oracle Corporation, EMC Corporation, Lawson Software, Check Point Software Technologies, Ltd., and Veritas Software Corporation.

      The Company’s business strategy has three components. The first component is to provide services to customers requiring our systems integration expertise. These customers include both our traditional base and the emerging market of Internet related companies. In 1999 Osage had in excess of 70 customers whose principal business related to the Internet such as Internet service providers (ISPs), application service providers (ASPs), business to business (B2B) commerce sites and business to consumer (B2C) commerce sites. Most of the services provided to these customers involve the basic infrastructure of their Internet installations.

      One of the primary objectives of Osage is to take advantage of the business opportunities afforded by recent trends in conducting business over the internet, or e-business. The Company has identified two key types of functional roles that have begun to emerge in the e-business space; that of web content providers (Influencers) and that of infrastructure providers. Content providers primarily work with clients to develop an Internet strategy and create the visage that will be seen on the World Wide Web. Each of these Internet projects additionally involve foundational infrastructure development for hardware, software, and service support. Osage has developed a National Influencer Alliances program to establish partnerships with Influencer organizations. Through the Alliances program, Osage assumes the role of the infrastructure provider by integrating the technologies upon which the content, as recommended by the Influencer, will be deployed.

      The Company has also developed an operational business unit, Osage iXi™, to concentrate efforts on e-commerce and business intelligence opportunities. The group was formed to design and deliver high-level business intelligence capability for those engaged in or planning to engage in business on the Internet. Osage iXi™ uses a proprietary business discovery methodology to offer clients a packaged solution set that quickly moves their business to successful and profitable commerce on the Internet. Beyond achieving an e-commerce presence, the proprietary Osage methodology delivers a sophisticated information stream that enables companies to engage in e-commerce at higher levels and utilize the information stream to increase customer loyalty and gain a sustainable competitive advantage in the new Internet economy. The packaged solution set also fully integrates the planning, creative, technical and management aspects of successful Internet operations.

      The Company’s ultimate objective is to be recognized as one of the leading solutions providers of a customer’s e-business and Internet computing needs. It intends to fulfill this objective by, among other things, continuing its growth strategy and shifting the focus of its product and service offerings to the development of specialized practice areas.

      In keeping with the e-business strategy to develop specialized practice areas, the Company made one additional acquisition in 1999, the acquisition of the business intelligence practice of Leveraged Solutions, Inc. The acquisition did not materially contribute to Company revenues in 1999.

      The Company was originally incorporated as “Pacific Rim Entertainment, Inc.” under the laws of Delaware in 1992. From 1992 through 1996, the Company had been engaged principally in the animated film production business. After several years of losses following its initial public offering in 1993, the Company suspended its business operations in 1996 and remained inactive while it sought to identify a strategic business combination with a private operating company. The Company acquired, and thereafter, assumed the historic business of Osage Computer Group, Inc. (“Osage”) in a merger transaction (the “Merger”) that became effective on December 22, 1997. Osage had been a provider of network computing solutions since 1989.

      The Company changed its name to Osage Systems Group, Inc. on March 11, 1998. The executive offices of the Company are located at 1661 East Camelback Road, Suite 245, Phoenix, Arizona, and its telephone number is (602) 274-1299.

Industry Background

      In just a few years, the Internet has been the catalyst for fundamental changes in the way the majority of companies do business. The networked computer has made the exchange of information virtually instantaneous. In today’s economy, web-enabled transactions, integration with customers and suppliers, and a focus on the customer, rather than the product, has become commonplace. Those who do not participate in the e-business revolutions can quickly be left behind, therefore losing valuable market share.

      The increasingly complex nature and rapid change taking place in the e-business sector has produced a demand for companies with the expertise to design, integrate, implement and manage the technologies. This requires the services of a systems integrator that has the proper blend of vendor relationships, resources, technical expertise, products and services to integrate these technologies. In recognition of the increasing complexity of computer systems and technologies, growing numbers of technology users have been utilizing systems integrators to coordinate information technology services and products. According to industry sources, 39 million people shopped online in 1999, up 129% from 17 million in 1998. By 2005, sales of consumable items over the Internet is estimated to reach $119 billion. In the business-to-business sector, revenues are expected to climb to $7.29 trillion by 2004, representing 7% of the total global sales transactions.

      Management believes that the relationships of e-business integrators with industry-leading technology vendors provide them with access to resources such as technical training, technical documentation, evaluation units and leading-edge industry information. These resources represent significant value to large and mid-sized companies that typically do not maintain such in-house resources. Management also believes that reduced cost, increased productivity and broader sales coverage, particularly in the burgeoning middle market, is motivating technology vendors to sell their products through the value-added channel. Given these market forces, management believes that e-business integrators such as the Company will be well positioned to capitalize on anticipated growth in the industry.

Business Strategy

      The Company’s objective is to be one of the leading solutions providers for a customer’s Internet infrastructure and e-business requirements. The Company intends to fulfill this objective through a business strategy, which includes the following:

•	Use Strategic Acquisitions to Solidify the Company’s Ability to Provide Services on a National Basis

      The Company is currently pursuing a strategic acquisition plan to establish operations in key geographic markets and to add to its technical resource pool. The Company is targeting acquisition candidates that have substantial market share in their geographic markets. The Company has the goal of being one of the three largest systems integrators in each of its target markets. Given the size and highly fragmented composition of the industry, the Company believes that there is opportunity to become the dominant infrastructure systems integrator in the industry.

•	Focus on Professional Service Component

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

•	Establish the Osage Brand

      The Company believes that it can gain significant advantages from developing a highly identifiable national brand focused around its ability to provide “the intelligent path” for businesses to follow when choosing an e-business solution. The Company has recently adopted a new logo, illustrating the “intelligent path”, and incorporated the slogan into its marketing materials.

      Osage has also developed the proprietary I4 methodology, incorporating the specialized areas of Infrastructure, Integration, Information, and Intelligence. The Infrastructure component is comprised of hardware and software from industry leading vendors that form the basis of the technology solution. This involves products from companies such as Sun Microsystems, Cisco, Check Point, IBM, Veritas, and others. These products, used in conjunction with the technical skills and knowledge of Osage personnel, then become a component of the Integration phase. This allows companies to easily migrate legacy systems into newly added technologies. The Information step stems from the ability to gather infinite amounts of data about business transactions and customer behavior. Finally, the Information is transformed into Intelligence. The Intelligence is used to generate meaningful business data that can guide business strategy and impact the bottom line.

•	Leveraging Strategic Relationships

      The Company intends to utilize its strong relationships with industry leading technology vendors. These relationships provide the Company with opportunities to develop joint marketing programs, technical education, access to advanced releases of new technology, and joint sales opportunities. The Company currently has partner relationships with Sun Microsystems, Inc., Cisco Systems, Inc., Oracle Corporation, Netscape Communications Corporation, IBM Corporation, EMC Corporation, Microsoft Corporation, Lawson Software, Check Point Software Technologies, Ltd., Inktomi Corporation and Veritas Software Corporation.

•	Enhancing Annuity Service Base

      The Company intends to focus heavily on expanding its service revenue base through marketing initiatives as well as through expanded service offerings, such as e-business consulting services. A major objective of the Company is to provide follow-on professional services to its customers in the years subsequent to its initial contract. These efforts provide an annuity revenue stream that is highly profitable and predictable

Acquisition Strategy

      The Company believes there are many attractive acquisition candidates in its industry because of the highly fragmented composition of the marketplace, the industry participants’ need for capital and their owners’ desire for liquidity. The Company is pursuing an acquisition program to consolidate and enhance its position in its current market and to acquire operations in new markets.

      The Company is targeting acquisition candidates that are system integrators with substantial market share in their geographic markets. In particular, the Company intends to focus its acquisition strategy on candidates that have proven management, strong relationships with key technology vendors, substantial technical resources, and an existing customer base of mid-sized companies. The Company is also seeking to acquire e-business consulting practices, which would complement its e-business segment. These practices would generally be smaller companies which would provide technical and sales capabilities in new markets, both geographic and industry specific.

      The Company believes it can successfully implement its acquisition strategy due to: (i) the highly fragmented composition of the market; (ii) its strategy for creating a national company, which should enhance the acquired company’s ability to compete in its local and regional markets; (iii) the potential for increased profitability as a result of the Company’s centralization of certain administrative functions, greater purchasing power, and economies of scale; (iv) the Company’s status as a public corporation; and (v) the ability to utilize its experienced management in identifying acquisition opportunities. However, due to limited financial resources, there could be certain risks or limitations on the Company’s ability to implement its acquisition strategy. See Risk Factor 6.

Acquisition Program

      During 1999, the Company completed the acquisition of one company with revenues of approximately $1.2 million in the fiscal year prior to the acquisition. During 1998, the Company completed the acquisition of six companies with combined revenues of approximately $48.4 million in their respective fiscal years prior to the acquisition. In 1999, two of these acquisitions were shut down due to a business restructuring.

      These acquisitions are intended to shift the Company’s business toward the higher margin consultative and service oriented information technology solutions. These acquisitions also increased the Company’s geographic presence in the Southeast, Southwest, Midwest and Southern regions of the United States, thereby allowing the Company to more effectively provide services to large regional and national accounts while at the same time utilizing skill sets from other parts of the country that may not have otherwise been available.

      The following information provides a summary of the acquisitions completed by the Company during 1998 and 1999:

Leveraged Solutions, Inc. (“LSI”): On August 11, 1999, Osage acquired the business intelligence and data warehousing practice of LSI pursuant to an asset purchase agreement for a purchase price of $740,000, consisting of $240,000 in cash and a $500,000 promissory note.

Solsource Computers, Inc. (“Solsource”): On March 17, 1998, the Company acquired Solsource pursuant to the terms of an Agreement and Plan of Merger. Upon closing, through a wholly-owned subsidiary, the Company acquired 100% of the outstanding capital stock of Solsource for merger consideration of $1.1 million; consisting of $200,000 in cash and $900,000 in newly issued common shares priced at $6.00 per share and certain earnout provisions. Solsource generated pro forma revenues of approximately $6.5 million during the year ended December 31, 1998. Solsource provided specialized services for security audits, firewall penetration testing and anti-virus protection. This business was closed in 1999 as part of the restructuring plan (see Note 2 to the financial statements).

H.V. Jones, Inc. (“HV Jones”): On March 17, 1998, the Company also completed the acquisition of HV Jones pursuant to the terms of an Agreement and Plan of Merger dated February 27, 1998. Upon closing, through a wholly-owned subsidiary, the Company acquired 100% of the outstanding capital stock of HV Jones for merger consideration of $1,975,000, consisting of $395,000 in cash, $1.58 million (105.3 shares) in Series C Convertible Preferred Stock and a two-year earnout based upon the gross profit and net income of HV Jones payable in additional shares of Common Stock. On July 6, 1999, the Company issued 144,535 shares of common stock valued at $1,000,000 to the former shareholder of HV Jones as HV Jones achieved certain performance targets. HV Jones generated pro forma revenues of approximately $14.9 million during the year ended December 31, 1998. HV Jones provides proprietary services and turnkey technology infrastructure solutions in the areas of business assessment, enterprise resource planning, interoperability, database, networking and security.

Open System Technologies, Inc. (“OST”): On April 24, 1998, the Company completed the acquisition of 100% of the outstanding capital stock of OST for merger consideration of $5.26 million; consisting of $2.76 million in cash, $2.0 million in newly issued common shares priced at $6.00 per share and $500,000 in a key employee retention program. OST generated pro forma revenues of approximately $10.5 million during the year ended December 31, 1998. OST installs open-system computer products that provide businesses with comprehensive solutions for network integration, internet access, system security, network and systems management, including enterprise-wide backup. OST offers Lawson Software, a comprehensive package that streamlines business operations through integrated financial, human resources, procurement, and supply chain management software.

Open Business Systems, Inc. (“OBS”): On June 22, 1998, the Company completed the acquisition of 100% of the outstanding capital stock of OBS for merger consideration of $4.0 million; consisting of $2.0 million in cash, $2.0 million in newly issued common shares priced at $5.52 per share and a three-year earnout based on the sales revenues and net income of OBS payable in additional shares of Common Stock. On September 29, 1999, the Company issued 579,710 shares of common stock valued at $500,000 to the former shareholders of OBS as OBS achieved certain performance targets. OBS generated pro forma revenues of approximately $17.9 million during the year ended December 31, 1998. OBS is known nationwide for its expertise in Java technology, a universal language that operates on any platform. OBS was the first reseller in North America to be named an Authorized Java Center by Sun Microsystems. In addition, OBS furnishes comprehensive enterprise wide networking and security solutions, with a specialty in the fields of web design and electronic commerce.

Electronic Commerce Network Solutions Corporation (“E-Comm”): On October 8, 1998, Osage acquired E-Comm pursuant to the terms of an Agreement and Plan of Merger. Upon closing, through a wholly-owned subsidiary, Osage acquired 100% of the outstanding stock of E-Comm for merger consideration of $1.25 million; consisting of $232,500 in cash, $930,000 in newly issued common shares priced at $6.21 per share, $87,500 in a key employee retention program and a two-year earnout based upon the consulting revenues of E-Comm payable in cash and additional shares of Common Stock. E-Comm generated proforma revenues of approximately $1.9 million during the year ended December 31, 1998. A system and infrastructure integration-consulting firm, E-Comm also designed and implemented mission-critical solutions including systems management, remote and mobile computing, process and workflow consulting, and distributed computing. This business was closed in 1999 as part of the restructuring plan (see Note 2 to the financial statements).

IntraNet Solutions, Inc. (“IntraNet”): On October 15, 1998, the Company completed the acquisition of the systems integration business of IntraNet pursuant to an asset purchase agreement for a purchase price of $1.6 million, consisting of $1.535 million in cash, $100,000 in a key employee retention program and a two-year earnout based upon the net revenues and gross profit generated by the former IntraNet employees retained by the Company payable in additional shares of Common Stock. This business generated pro forma revenues of approximately $13.9 million during the year ended December 31, 1998.

      Through its internal and acquisition growth, the Company expanded its operations from Phoenix, Arizona to Houston, Texas, Austin, Texas, San Antonio, Texas, Ft. Lauderdale, Florida, Chicago, Illinois, Minneapolis, Minnesota, Madison, Wisconsin, Washington D.C., and New York, New York.

Products and Services

      The Company has developed solutions in a number of focused practice areas. Each of these practice areas uses the system life-cycle approach to develop and deploy solutions.

  Enterprise Infrastructure

      The enterprise infrastructure practice provides solutions relative to a customer’s overall computer systems and network infrastructure needs. In general, the overall focus of this practice is to provide a computing infrastructure that meets the customer’s business requirements with respect to reliability, availability, and serviceability. Specific solutions address custom needs such as: network security, electronic messaging, systems and network design and integration, and database and application integration. The enterprise infrastructure practice partners with several industry-leading vendors of information technology products, such as Sun Microsystems, Inc., Cisco Systems, Inc., Oracle Corporation, Veritas Software Corporation, Check Point Software Technologies, Ltd., Inktomi Corporation, and Netscape Communications Corporation, to deliver solutions.

     Network Security

      The growth in Internet activity and connections has provided a huge opportunity for business; however, at the same time it has exposed businesses to risk through unauthorized access to corporate data that is mission-critical and confidential. It is essential to ensure that customer networks and data are secure. The Company has built a practice around data and network security, which is a rapidly growing market. The service and product offerings in this area are numerous. From a product standpoint, the Company offers software for firewalls, virus protection, attack recognition, content protection, network monitoring, data encryption, and user authentication. From a services perspective, the Company’s offerings include services to build a security policy, design and implement security solutions, perform penetration testing, carry out security audits, and provide training and support.

     Network Design and Integration

      As the business community’s use of and dependence upon computer networks increases, it becomes more important to implement networks that are designed to be scaleable and reliable. The Company has gained significant experience in designing and implementing both local area and wide area network architectures for its customers.

      Additionally, management believes there is an increasing demand for system integrators in view of the split in the business community over the use of UNIX and Microsoft NT computer operating systems. UNIX appears to have captured a larger share of the enterprise-computing environment, whereas Windows NT has a larger percentage of the workgroup server and desktop market. The traditional enterprise application such as financial applications, distribution, manufacturing and order entry are typically run in a UNIX or mainframe environment, whereas the workgroup technologies that have been commonly deployed on the internet have been typically rendered on the Windows NT platform. In order for applications such as SAP, BAAN and Peoplesoft to be made available over the Internet, UNIX and Windows NT must be effectively integrated to a reliable and stable computing infrastructure. This creates tremendous opportunities for systems integrators such as the Company to provide network interoperability services to middle market and Fortune 1000 companies.

     Electronic Messaging

      The advent of the Internet has brought electronic messaging (e-mail) to virtually every aspect of business. While growth in this area has paved the way for companies to do business over the Internet (inter-company communication as well as business to business electronic commerce), it has also created a technology management nightmare for corporations around the world. Products from a multitude of hardware and software vendors have created a mixture of incompatible technologies. The Company helps these customers design and build messaging networks that will become the infrastructure for their e-mail systems. E-mail is no longer considered a novelty. It is now viewed by many medium and large-sized companies as a necessity. Unfortunately, these systems have not been designed with the features that are necessary to achieve compatibility among systems. The Company provides the correct mix of computer hardware, software and expertise to design and implement messaging networks and systems. The Company can help evaluate, select, test, design, implement, and support networks for a variety of end users from small single location users to large industrial multi-location users.

     Database and Application Integration

      As data has proliferated within corporations, it has done so using many formats, technologies, and system platforms. For example, manufacturing and distribution information may be stored on a mainframe or enterprise UNIX system while sales and marketing information is likely stored on personal computers in small departmental networks and product information is being stored on UNIX based engineering workstations and networks. This data is often fragmented, stored in many different products and formats, and can be difficult to access and consolidate. Data needs to be integrated with information that is currently available on a company’s web-site, and made accessible in a secure manner. This has created a need to develop systems that will standardize and centralize data storage and delivery techniques. The Company offers products and services that are designed to accomplish this. These services include database installation, performance tuning, database design, database management and administration, as well as data migration.

  Enterprise Resource Planning

      Enterprise resource planning (ERP) systems are being viewed by many organizations as integral components of their business operations. ERP systems allow an organization to organize, manage, and distribute mission critical data throughout their organization. In response to this market need, the Company has organized an ERP practice which is capable of delivering a complete ERP solution to its customers. The ERP practice aligned with Lawson, a leading supplier of ERP software to the middle market, provides solutions in business functional areas such as integrated financial accounting, human resources and supply chain management.

  Java Development

      Sun Microsystems’ Java programming language is rapidly gaining market share and momentum as the software development platform of choice for Internet applications. The Company believes that there is a tremendous emerging opportunity in the Java development market. The Company’s Java development practice provides customers with custom developed application solutions. Through its authorized Java center facility, the Java development practice has delivered customized applications solutions for a number of customer business needs including: electronic bill presentment and payment, customer information management, and freight forwarding.

  Electronic Commerce

      As businesses are becoming more comfortable with the stability, reliability, and security of the Internet, there is a sharp increase in both the number and size of business transactions being conducted across this medium. The Company’s electronic commerce practice addresses customers’ requirements to utilize the World Wide Web as a vehicle for transacting business both internally and externally. The electronic commerce practice leverages its partnership with leading suppliers of electronic commerce software, such as Sun/ Netscape and IBM, to deliver a complete electronic commerce solution.

  Web Solutions

      An organization’s presence on the World Wide Web is no longer viewed as insignificant, but rather as an important marketing and brand development tool. The Company’s web solutions practice has the skills necessary to assists customers in developing their World Wide Web strategy as well as the content required for an impactful web site. The web solutions practice also offers services in web site hosting and maintenance, which allows a customer to completely outsource their web site operations.

  Electronic Publishing

      As the number of electronic documents within an organization grows, the problem of how to manage these documents as corporate assets arises. The Company’s electronic publishing practice assists its customers in developing a strategy for the management and distribution of its documents. The electronic publishing practice partners with product companies such as Adobe and Intranet Solutions to deliver complete electronic publishing solutions.

Sales and Marketing

      During the past two years, the Company has significantly diversifies its historically concentrated customer base. In 1997, the Company had several large customers who accounted for approximately 71.2% of net sales. This included one Fortune 500 corporation that alone accounted for 64.8% of net sales. That same customer accounted for 16.7% of net sales in 1998. As the Company’s revenues have increased and the geographic scope of its business has expanded, the Company’s dependence on its largest customers has substantially diminished.

During 1999, the Company’s ten largest customers accounted for approximately 36% of net sales, with only one customer accounting for more than 3% of net sales. The remainder of the Company’s customers was comprised of a diversified base of small to medium size companies. A substantial number of the Company’s customers in 1999 were emerging companies in the e-business sector. The remaining companies were spread through a variety of industries with no significant concentration in any one industry. The Company currently focuses its marketing and sales efforts on referrals from vendors and major corporations through its direct sales and marketing staff. The Company believes that its direct sales and support, including having salespersons serve as client-relationship managers, lead to better account penetration and management, better communications and long-term relationships with its clients and more opportunities for follow-on sales of products and services to its existing client base.

      The Company benefits from the name recognition of the products that it sells and has successfully utilized its relationships with vendors and manufacturers to build strong product and service sales. The Company currently maintains value-added reseller relationships with its major suppliers: Sun Microsystems, Inc., Oracle Corporation, Cisco Systems, Inc., Veritas Software Corporation, Netscape Communications Corporation, Check Point Software Technologies, Ltd., Inktomi Corporation, IBM Corporation, EMC Corporation, Lawson Software, Adobe Systems, Inc and Access Graphics. Management expects to continue to utilize these relationships.

      The Company believes it can gain significant advantage from developing a highly identifiable national brand focused around its ability to be a complete solutions provider. Toward this end, the Company has commenced a rapid transition of its acquisitions from their original operating names and logos to the Osage name and logo. The Company also has developed marketing collateral, customer seminar programs and joint marketing programs with its strategic partners and suppliers.

Competition

      The e-business integrator channel is comprised of a large number of participants and is subject to rapid change and intense competition. The Company will face competition from system integrators, value-added resellers, local and regional network services firms, telecommunications providers, network equipment vendors and computer system vendors, many of which have significantly greater financial, technical and marketing resources, greater name recognition and generate greater revenue than the Company does. The Company expects to continue to face additional competition from new entrants into its markets. Increased competition may result in price reductions, fewer client projects, under-utilization of Company personnel, reduced operating margins and loss of market share, any of which could materially adversely effect its business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors. The failure of the Company to compete successfully would have a material adverse effect on its business, operating results and financial condition.

Personnel

      As of March 31, 2000, the Company employed 120 persons, of whom 45 were engaged in sales and marketing, 45 were engaged in providing the Company’s technical and consulting services and 30 were engaged in finance, administration and management functions.

      None of the Company’s employees are covered by a collective bargaining agreement. There is increasing competition for experienced technical professionals and sales and marketing personnel. The Company’s future success will depend in part on its ability to continue to attract, retain and motivate highly qualified personnel. The Company considers relations with its employees to be good.

Risk Factors

  1.  Recent Net Losses

      The Company incurred a net loss before income taxes of $7.1 million for the year ended December 31, 1999, of which $4.4 million of the loss represented restructuring and impairment charges incurred during the third quarter. Although management is confident that, with the restructuring of the Company’s operations, the Company’s losses will subside, there can be no assurances to this effect. Notwithstanding management’s expectations, should material losses continue, the Company’s operations would be adversely affected.

2.	Additional Dilution Associated with Existing Convertible Securities and Possible Future Acquisitions.

      The Company is presently authorized to issue 50,000,000 shares of Common Stock, of which 11,325,543 are outstanding as of March 31, 2000. The Company may in the future be caused to issue up to approximately 10,000,000 shares of its Common Stock upon the conversion of its outstanding 10% Convertible Subordinated Debentures and an additional 10,000,000 shares upon the exercise of common stock purchase warrants (the “Warrants”) sold to Michael Lauer and three investment funds managed by him (collectively “Lancer”). The Company may also in the future be caused to issue up to approximately 4,907,939 shares of its Common Stock upon the exercise of outstanding stock options and additional warrants. Issuance of this many shares is likely to be extremely dilutive to the existing stockholders.

      The Company may also be caused to issue additional shares of Common Stock in the future in connection with earn-out provisions of certain prior acquisitions, payment of purchase price consideration for future acquisitions, or for other valid business purposes within the discretion of the Board of Directors.

3.	Possible Significant Dilution or Repayment Obligations Under Lancer Financing.

      At the Company’s next annual meeting of stockholders scheduled to be held during May 1999, the stockholders will vote on the conversion and exercise feature of the Debentures and the Warrants (collectively, the “Derivative Securities”) sold by the Company to Lancer in November 1999 (the “Lancer Financing”). If the stockholders approve the conversion and exercise features of the Derivative Securities, the Company may be caused to issue approximately 20,000,000 shares of its Common Stock to Lancer or its designees, which would have an extremely dilutive effect on the existing stockholders. Furthermore, Lancer and its designees would beneficially own approximately 69% of the Company’s Common Stock, thereby securing majority voting control of the Company’s stock. In the event that the stockholders do not approve the conversion and exercise features of the Derivative Securities, the Company will have the obligation to repay Lancer or its designees $6,000,000 together with interest at the rate of up to 18% per annum until repayment. Lancer will not require the Company to make payment of the $6,000,000 until the earlier of the Company securing alternative financing or until January 2, 2001. Since the Company does not presently have sufficient liquid assets to repay the funds advanced by Lancer and its designees under the Derivative Securities, the failure of the stockholders to approve the conversion and exercise features of the Derivative Securities may have a material adverse effect on the Company’s financial condition, liquidity and operations.

  4.  Potential Liability in Pending Litigation

      Halifax Fund, L.P., formerly the owner of the Company’s Series E Convertible Preferred Stock, recently commenced a lawsuit against the Company alleging, among others, that the Company failed to offer it a right of first refusal to participate in the Lancer Financing. Based upon its limited review of the matter to date, the Company believes that Halifax was aware of, and had been provided with notice of, the Lancer Financing. Accordingly, the Company believes that Halifax’s claims are without merit. If Halifax is successful in asserting its claims, however, Halifax may be awarded relief that could have a material adverse effect on the Company’s financial condition and operations. See “Item 3 Legal Proceedings.”

  5.  Risks Associated with Growth Strategy

      One of the central elements of the Company’s business strategy is to focus future growth on the higher margin services segment of its operations. Further development of the Company’s services will require the hiring of substantial numbers of technical personnel. There is no assurance that the Company will be able to attract and retain those personnel. Additionally development of the Company’s iXi suite of e-business products will require substantial investment without any assurance that the products will be successful in the marketplace.

  6.  Need for Additional Financing; Risks Related to Acquisition Financing

      In order to pursue an acquisition strategy in the long term, the Company will require additional financing, which it will attempt to secure through a combination of traditional debt financing, the issuance of its shares and the placement of debt and equity securities. To the extent acquisitions can be financed through the issuance of Company securities, the need for cash resources is somewhat mitigated. In the event that the Company’s Common Stock does not attain or maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company will be required to utilize more of its cash resources, if available, in order to maintain its acquisition program. If the Company does not have sufficient cash resources, its ability to grow through acquisitions could be limited unless it is able to obtain additional capital through debt or equity financing.

  7.  Influx of Shares Eligible for Sale

      Sales of substantial amounts of the Company’s Common Stock in the public market could have an adverse effect on the market price of the Company’s Common Stock and make it more difficult for the Company to sell its equity securities in the future at prices it deems appropriate. By virtue of registration rights granted in connection with recent private placement transactions and acquisitions, and as a result of the lapse of the holding period for restricted securities under Rule 144 of the Securities Act of 1933, a significant number of shares of Common Stock will become eligible for public resale during the summer of 2000, which may include the shares of Common Stock issuable upon the conversion and exercise of the Derivative Securities sold in the Lancer Financing. The sale of these shares in the public market, or the perception that such future sales could occur, may adversely affect the market price of the Company’s Common Stock and could impair the Company’s ability to obtain capital through offerings of equity securities.

  8.  Classified Board; Delaware Anti-Takeover Law

      The Company has classified the Board of Directors into three classes, with the members of one class (or approximately one-third of the Board) elected each year to serve a three-year term. A director may be removed only for cause by a vote of the holders of two-thirds of the Company’s outstanding securities. The classified Board of Directors makes it more difficult to change majority control of the Board, which may discourage attempts by third parties to make a tender offer or otherwise obtain control of the Company, even if such attempt would be beneficial to the Company and its stockholders. At the Company’s next annual meeting of stockholders, the stockholders will vote on the elimination of the Classified board.

      The Company is governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware (the “GCL”), an anti-takeover law. In general, the law prohibits a public Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. “Business combination” includes mergers, asset sales and other transactions resulting in a financial benefit to the stockholder. An “interested stockholder” is a person who, together with its affiliates and associates, owns (or, within three years, did own) 15% or more of the corporation’s voting stock. The supermajority voting provisions in the Company’s bylaws and the provisions regarding certain business combinations under the GCL could have the effect of delaying, deferring or preventing a change in control of the Company or the removal of existing management. A takeover transaction frequently affords stockholders the opportunity to sell their shares at a premium over current market prices. At the Company’s next annual meeting, the stockholders will vote on the elimination of the supermajority voting provisions in the Company’s bylaws. If the stockholders approve the elimination of the classified board and the supermajority voting provisions, the Company could be more vulnerable to hostile takeovers. In addition, if the stockholders also approve the conversion and exercise of the Derivative Securities purchased by Lancer in the Lancer Financing (See Risk Factor 3), Lancer would have the ability to elect all of the Company’s directors and control the Company’s management and policies. In that case, Lancer would not be subject to the provisions of Section 203 of the GCL because the Lancer Financing was approved by the Board of Directors.

  9.  Substantial Reliance on Key Customers

      The Company’s dependence on its largest customers has diminished as revenues have increased and the geographic scope of its business has expanded. The largest customer, who in 1997 accounted for 64.8% of net sales accounted for 16.7% and 15.4% of net sales in 1998 and 1999, respectively. No other customer accounted for more than 3% of net sales for the year ended December 31, 1999. Based upon historical and recent results and existing relationships with customers, although the Company’s dependence on its largest customers has been reduced, management believes that a substantial portion of its net sales and gross profits will continue to be derived from sales to the Company’s largest customers.

  10.  Substantial Variability of Quarterly Operating Results

      In the past, the Company’s operating results have varied substantially from quarter to quarter, and management expects that they will continue to do so. The Company’s quarterly operating results are influenced by, among others:

•	the timing, size and stage of projects;

•	new service introductions by the Company or its competitors;

•	availability of products from key vendors;

•	the hiring of additional staff and increased selling and administrative expenses associated with the Company’s growth;

•	changes in the Company’s billing and employee utilization rates; and

•	incurring costs for projects in periods prior to recognizing revenues for such contracts.

      The Company plans its operating expenditures based on revenue forecasts, and a revenue shortfall below such forecast in any quarter would likely adversely effect the Company’s operating results for the quarter. Management believes, therefore, that past operating results and period-to-period comparisons should not be relied upon as an indication of future performance.

  11.  Highly Competitive Information Technology Services Industry

      The Company’s business is highly competitive. Many of the Company’s competitors have longer operating histories, possess greater industry and name recognition and have significantly greater financial, technical and marketing resources. Additionally, the Company expects to continue to face additional competition from new entrants into its markets.

  12.  Competitive Market for Technical Personnel

      The Company’s success on a longer-term basis will depend upon its ability to attract, retain, train and motivate highly skilled employees, particularly project managers and other senior technical personnel. Such qualified personnel are in great demand, there is significant competition for such employees and it is likely that access to such personnel will remain limited for the foreseeable future. There can be no assurance that the Company will be successful in attracting a sufficient number of such personnel in the future, or that it will be successful in retaining, training and motivating the employees it is able to attract.

  13.  Dependence on Key Management Personnel

      Our future success depends in part on the continued service of key management personnel, particularly Phil Carter, Chief Executive Officer. While Mr. Carter has entered into a two-year employment agreement with the Company, he is entitled to terminate that agreement and receive severance payments in the event of certain events, including a change of control of the Company.

  14.  Rapid Technological Change; Dependence on New Solutions

      The Company’s success depends in part on its ability to develop solutions that keep pace with continuing changes in information technology, evolving industry standards, and changing customer objectives and preferences. There can be no assurance that the Company will be successful in adequately addressing these developments on a timely basis. Even if these developments are addressed, the Company may not be successful in the marketplace. In addition, competitor’s products or technologies may make the Company’s services non-competitive or obsolete. The Company’s failure to address these developments could have a material adverse effect on its business.

  15.  Dependence on Suppliers

      The Company’s business depends upon an adequate supply of hardware, software products and computer systems at competitive prices and on reasonable terms. Consequently, the Company’s results of operations are dependent, in part, upon the demand for, price of, technical capabilities of, and quality of the products available for resale. The Company’s principal supplier is Sun Microsystems, Inc. Additionally, the Company obtains the largest part of its Sun equipment and other inventory from GE Access Graphics, Inc., a Sun master reseller.

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

  16.  Dividends

      No dividends have been paid by the Company since inception and the payment of dividends on the Company’s Common Stock is not contemplated in the foreseeable future. The payment of future dividends on the Company’s Common Stock will be directly dependent upon our earnings, our financial needs and other similarly unpredictable factors. Earnings, if any, are expected to be retained to finance and develop the Company’s business.

  17.  Availability of Credit

      In order to obtain necessary working capital, the Company relies primarily on a line of credit that is collateralized by substantially all of its assets. As of December 31, 1999, total outstanding borrowings under the Company’s $20 million credit facility were $14.8 million.

      The amount of credit available to the Company may be adversely affected by delays in collection, deterioration in the quality of our receivables or a change in the lending policies of our lender. Any decrease or material limitation on the amount of capital available to us under our line of credit or other financing arrangements will limit our ability to fill existing sales orders or expand our sales levels, and, therefore, would have a material adverse effect on our business. Our inability to have continuous access to necessary financing at reasonable costs would materially and adversely impact our business, financial condition, and results of operations and cash flows.

  18.  Potential Volatility of Stock Price

      The market price of the shares of Common Stock has been and in the future may be highly volatile. Some factors that may affect the market price include:

•	actual or anticipated fluctuations in operating results;

•	product supply shortages;

•	price competition and/or change in the product mix;

•	announcements of technological innovations or new commercial products or services by the Company or its competitors;

•	market conditions in the computer software and hardware industries generally;

•	changes in recommendations or earnings estimates by securities analysts;

•	actual or anticipated quarterly fluctuations in financial results; and

•	sale of large blocks of previously restricted shares or shares obtained in the conversion of debt or exercise of warrants.

      Furthermore, the stock market historically has experienced volatility which has particularly affected the market prices of securities of many technology companies and which sometimes has been unrelated to the operating performances of such companies.

Item 2.  Description of Properties.

      The Company owns no real property and currently leases all of its office facilities. The Company’s executive and administrative offices consist of approximately 8,800 square feet of leased office space at 1661 East Camelback Road, Phoenix, Arizona. These offices are leased for an annual rental of $174,000, subject to a lease that expires in August 2004.

      In addition to its executive and administrative offices, the Company leases office locations for each of its operating subsidiaries on the terms summarized below:

			Lease
Location	Square Feet	Annual Rental	Expiration

Texas Locations (offices in Houston, Austin and San Antonio)	Approximately 7,000	$82,000	Various dates from 10/31/99-3/15/2002

Carlsbad, CA	Approximately 6,000	$86,000	8/31/2000

Pompano Beach, FL	Approximately 9,600	$102,000	5/31/2000

Wooddale, IL	Approximately 19,000	$249,000	8/31/2004

St. Paul, MN	Approximately 10,000	$103,000	10/31/2004

Vienna, VA	Approximately 3,000	$70,000	9/20/2003

Madison, WI	Approximately 1,000	$13,000	10/01/2001

      The Company believes that it has sufficient space for its current and anticipated near-term needs. Even when and if certain of the Company’s leases expire, the Company believes there is an adequate supply of suitable leased office facilities at reasonable rates in the markets in which it currently operates or in which it contemplates expansion.

Item 3.  Legal Proceedings.

  1.  Halifax Proceeding

      On or about March 7, 2000, Halifax Fund, L.P. commenced an action against the Company, as well as Michael Lauer and three investment funds managed by him, Lancer Offshore, Inc., Lancer Partners, L.P. and Orbiter Fund, Ltd. (collectively “Lancer”) in the Supreme Court of the State of New York (the “Court”) captioned Halifax Fund, L.P. v. Osage Systems Group, Inc., Michael Lauer, Lancer Offshore, Inc., Lancer Partners, L.P. and Orbiter Fund, Ltd.,Supreme Court of the State of New York, County of New York (Index

No. 600993/00). In its complaint, Halifax alleges that the Company breached a contractual obligation to offer Halifax a right of first refusal to participate in a financing transaction the Company completed with Lancer in November 1999 (the “Lancer Financing”). Halifax also alleges that the Company breached a contractual obligation to register securities issuable upon the conversion of preferred stock Halifax purchased from the Company in February 1999. Halifax seeks: (i) monetary damages in excess of $23 million for the alleged breaches of contract; (ii) specific performance of the right of first refusal; (iii) injunctive relief preventing the Company from issuing shares of its Common Stock to Lancer upon the conversion of debentures and the exercise of warrants granted in the Lancer Financing (collectively, the “Derivative Securities”); and (iv) injunctive relief preventing the Company from soliciting stockholder approval for the Lancer Financing, which is a necessary condition precedent for the issuance of the Company’s Common Stock under the Derivative Securities issued to Lancer.

      The Company is in the process of investigating the matter and has tentatively concluded that no breach of contract occurred. The Company believes that Halifax was aware of, and had been provided with the right of first refusal offer with respect to, the Lancer Financing. Accordingly, the Company believes that Halifax’s claims are without merit. The Company believes that the Halifax claims in large part have been motivated by the improvement in the Company’s operating results and trading price since November 1999. The Company intends to vigorously defend the matter.

      Since the Company’s investigation of the matter has not yet been completed, and since no assurances can be provided as to the ultimate outcome of litigation, particularly where fact-based disputes may arise, the Company cannot assure that it will not be subject to any liability thereunder. In the event that it is successful in asserting its claims, Halifax may be awarded relief consisting of, among others, the right to purchase securities of the Company on the same terms as the Derivative Securities offered to Lancer (in which case the Company may be caused to issue additional securities convertible into up to 13,333,333 shares of the Company’s Common Stock at prices significantly below the present trading value) or monetary damages which may, if fully awarded, exceed the Company’s current asset value. Due to the initial stage of the proceedings, neither the Company nor its legal representatives are able to provide any definitive guidance on this matter.

  2.  Udelhofen, et.al. v. Osage Systems Group

      On October 29, 1999 John E. Udelhofen and E. Michael Durbin filed an action in the United States District Court for the Northern District of Illinois against the Company. The Plaintiffs are former shareholders of Open Business Systems, Inc. (“OBS”). On June 22, 1998 the Company purchased all of the outstanding shares of OBS and the Plaintiffs entered into employment contracts with the Company. On August 17, 1999, the Company terminated the Plaintiffs’ employment contracts for cause by virtue of their failure to meet threshold performance targets contained in the employment contracts. In the lawsuit, the Plaintiffs claim their employment contracts were wrongfully terminated and seek damages in excess of $75,000 as well as declaratory relief that the contracts are still in force. The Plaintiffs also claim that the Company breached its obligations to register securities issued to them in consideration of their OBS stock. Plaintiffs also claim that they are owed additional sums pursuant to the “earnout” provisions of the Agreement by which the Company purchased OBS. The Company has answered Plaintiffs’ claims denying that they are entitled to any relief. Additionally, the Company is asserting counterclaims against certain of the Plaintiffs for violation of provisions of both the stock purchase agreement and their employment agreements. The Company accordingly believes it has valid defenses to all of the Plaintiffs’ claims and intends to vigorously defend the matter.

Item 4.  Submission of Matters to a Vote of Security Holders.

      On November 10, 1999, the Company mailed to all holders of record of its Common Stock as of November 5, 1999 an Information Statement pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14(f)-1 thereunder. The Information Statement was furnished in connection with a proposed change in the majority of the Company’s Board of Directors. The change in the Board of Directors occurred simultaneously with a sale of the personal stock holdings of Jack Leadbeater and David Olson involved and completion of theLancer Financing. Upon the closing of these transactions on November 22, 1999, Messrs. Leadbeater and Olson resigned their positions as officers and directors of the Company, and Phil Carter, George Knight and Gerald Harrington were appointed as directors of the Company. Upon the closing, Messrs. Carter, Knight and Harrington constituted all of the directors of the Company.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

      Since November 20, 1998, the Company’s Common Stock has been listed on the American Stock Exchange under the symbol “OSE”. For all other prior periods covered by this Item, the Company’s Common Stock was listed on the OTC Bulletin Board under the symbol “OSGE.”

      The following table sets forth the range of high and low prices of the Company’s Common Stock by fiscal quarters for the periods indicated. As to periods prior to November 20, 1998, prices are based on high and low closing bid prices as reported by National Quotation Bureau, LLC. Commencing November 20, 1998 and thereafter, prices are based on high and low closing sales prices as reported by the American Stock Exchange.

	Common Stock(1)

	High		Low

1998

1st Quarter	$6.87	5	$4.00

2nd Quarter	$7.50		$4.50

3rd Quarter	$7.43		$6.00

4th Quarter	$6.75		$4.50

1999

1st Quarter	$8.00		$4.50

2nd Quarter	$7.69		$5.00

3rd Quarter	$5.13		$0.63

4th Quarter	$1.63		$0.44

2000

1st Quarter	$13.00		$1.13

(1)	Prices reflected prior to November 20, 1998 are inter-dealer prices without retail mark-ups or commissions and may not represent actual transactions.

      The last reported sales price of the Common Stock was $7.125 as reported on the American Stock Exchange on March 31, 2000.

Record Holders

      As of March 31, 2000, there were approximately 300 holders of record of the Common Stock. Based upon depository requests in connection with the distribution of its most recent Proxy Statement, the Company believes the number of beneficial owners of its Common Stock exceeds 5,000.

Dividends

      The Company has not paid any cash dividends, to date, and has no intention to pay any cash dividends on its Common Stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of the Board of Directors and to certain limitations under the General Corporation Law of the State of Delaware. The timing, amount and form of dividends, if any, will depend, among other things, on the Company’s results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

Recent Sales Of Unregistered Securities

      1.  In June 1997, the Company sold $450,000 principal amount of Senior Secured Notes and warrants to purchase 135,000 shares of Common Stock at an exercise price of $.10 per share, in a private placement transaction exempt under Section 4(2). The Warrants were subsequently canceled in December 1997 in exchange for shares of Common Stock as set forth below:

			Common
	Amount of		Stock
	8% Senior		Exchanged
Name	Secured Notes	Warrants	for Warrants

Elliot Braun	25,000	7,500	7,200

Robert Brvenik	20,000	6,000	5,800

Bernard Buchwalter	40,000	12,000	11,500

Dune Holdings, Inc.	100,000	30,000	29,250

Bermuda Trust Company, Trustee for The Elanken Family Trust	65,000	19,500	18,900

Robert Friedman	75,000	22,500	21,500

Anthony Kamin	50,000	15,000	14,650

Jeffrey Markowitz	75,000	22,500	22,100

TOTAL	450,000	135,000	130,900

      2.  During the period from May 1997 to October 1997, the Company issued in the aggregate 172,183 shares of Common Stock in consideration for services rendered, release of debt and various other claims which the parties may have had against the Company in transactions exempt under Section 4(2) of the Act, as a transaction by an issuer not involving a public offering, as set forth below:

	Number of Shares
Name	Common Stock	Consideration

Paul Jeffrey Adelizzi	10,500	$50,000

Burt Ahrens	3,293	$32,932

Arthur Anderson	2,267	$45,349

Robert Brvenik	5,000	$5,000

Bernard Buchwalter	6,500	$5,000

Catalina Plastics	3,500	$40,826

Mark Dutton	7,500	$25,000

Bermuda Trust Company, Trustee for The Elanken Family Trust	31,100	$85,000

Stan Freberg	1,000	(1)

Richard Friedman	5,000	$5,000

Anthony Kamin	5,000	$5,000

Sy Leslie	3,293	$32,932

Alan Livingston	21,730	$217,298

Christopher Livingston	2,500	(2)

Jeffrey Markowitz	5,000	$5,000

Frank Piazza	2,500	(2)

Jason Rabinovitz	1,500	$15,000

R.R. Donnelly & Sons Company	11,000	$203,168

Rubin Baum Levin Constant & Friedman	7,500	$115,000

Richard Someck	6,500	$5,000

	Number of Shares
Name	Common Stock	Consideration

Ike Suri	15,000	$50,000

Robert Poulson	15,000	$15,000

TOTAL	172,183	$957,505

(1)	In consideration for certain rights to copyright.

(2)	In consideration for certain music rights.

      3.  In November 1997, the Company sold 3,185,080 shares of Common Stock to accredited investors in a private placement transaction exempt from registration pursuant to Rule 506 of Regulation D. In connection with this transaction, no brokerage commissions were paid. The following persons purchased shares at $.10 per share.

Shares of
Name	Common Stock

101 Investments, Inc.	5,000

Howard & Shari Borenstein	15,000

Capital Growth Trust	180,000

Clifton Capital	170,000

Cecile T. Coady	10,000

David M. Daniels	200,000

Diversified Investment Fund L.P.	50,000

Jere Dumanic	50,000

Bermuda Trust Company for The Elanken Family Trust Trustee	20,000

El Paso Holdings Ltd.	125,000

Bruce Ginsburg	15,000

Godwin Finance Ltd.	350,000

KAB Investments, Inc.	100,000

Michael Dane Ibsen	20,000

Interbanc Mortgage Services, Inc.	200,000

Steven D. Levin	15,000

Millworth Investments Inc.	175,000

Keith E. Myers	30,000

PRE Investors L.P.	641,692

Steven B. Rosner	190,000

SPH Equities, Inc.	73,388

Chad Shusman	10,000

SPH Investments, Inc. Profit Sharing Plan dtd 12/1/92 f/b/o Stephen P. Harrington	50,000

SPH Investments, Inc.	50,000

Harvey Sternberg	15,000

Synergy Group, Inc.	250,000

West Tropical Investments Corp.	175,000

TOTAL	3,185,080

      4.  In December 1997, the Company sold 122 shares of Series A $3.00 Convertible Preferred Stock at a purchase price of $30,000 per share to accredited investors in a private placement transaction exempt from registration pursuant to Rule 506 of Regulation D. Each Series A Share was convertible into 10,000 shares of Common Stock. All of the Series A Shares were converted as of December 31, 1999. In connection with this transaction brokerage commissions and related fees of $160,000 were paid. The following persons purchased shares:

Shares of
Name	Series A Stock

Phil Albrecht, Jr.	2

Myles Bass	9.333

Paul Beenan	2

Timothy Paul Buck	1

Bernard Cohen	2

Commonwealth Insurance Company Profit Sharing Plan	1

Frank DeLuca	2

DeSilva & Partners, Inc. Self Directed Retirement Fund	1

Dewey Investment Partnership Ltd.	10

EquiTech, Inc.	1

Hamid Ebrahimi	2

Bermuda Trust Company, Trustee for The Elanken Family Trust	16.667

Daniel Gooze	4

Bernard Hollander Family Trust	1

Richard Joyce	17

Eckard Kirsch	1.5

Douglas Martin	1

Morris Asset Management, Inc.	.5

Torrey Mosvold	4

MSB Research Inc.	8

Chaim Rajchenbach	.5

Moshe Rajchenbach	.5

Naomi Treger Rajchenbach	1

Louis Rambler	1

Sherwin and Helen Ray	1

Gary Rein	1

James C. and Patricia J. Rives	3

Ira Saligman	1

Pinchas and Nahma Schwartz	1

Jonathan Shecter	1

Leonard Silvestri	1

Jeff Sokolin	1

John N. Straub Ltd., a Professional Medical Corporation	1

Al Terrell	.334

Burton Turk	1

Roderic S. Ware	2

Will’s Wei Corp.	16.666

Kevin Wyllie	1

TOTAL	122

      5.  As of December 22, 1997, the Company issued a total of 1,100,000 shares of Common Stock (the “Merger Shares”), 50 shares of Series B $3.00 Convertible Preferred Stock and 800,000 options (the “Merger Options”) to the stockholders set forth below in exchange for 100% of the stock of Osage Computer Group, Inc., an Arizona corporation.

      The Merger Options were granted at an exercise price equal to the lower of $3.00 or the average of the closing bid and ask prices of the shares for the 15 trading days prior to the date any segment of the Merger Options vest. The Merger Options vest once the future earnings of the Company attain certain agree upon levels, and are contingent upon the holder’s continued employment by the Company.

	Shares of	Series B
Name	Common Stock	Shares	Options

Jack Leadbeater	456,500	20.75	332,000

David Olson	456,500	20.75	332,000

Steven Rigby	55,000	2.5	40,000

Chris Donahue	55,000	2.5	40,000

Dale Van De Vrede Family Trust	55,000	2.5	40,000

Rick Gunther	22,000	1.0	16,000

TOTAL	1,100,000	50.0	800,000

      In connection with the Merger, the Company also granted 200,000 shares of Common Stock to Michael Glynn in consideration for his future employment services. These shares were scheduled to vest 50% after one year of employment and 50% after the second year of employment. Of the 200,000 shares granted, 100,000 vested and 100,000 did not. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Act, as a transaction by an issuer not involving a public offering.

      On June 12, 1998, the Company issued new options to purchase 1,600,000 shares of its common stock (the “New Options”) to the former shareholders of Osage Computer Group, Inc. in exchange for the surrender by such shareholders of the Merger Options. The New Options are subject to an exercise price of $4.50 per share and expire if not exercised by December 19, 2003. The New Options were granted to the following individuals:

Number of
Name	Options

Jack R. Leadbeater	664,000

David S. Olson	664,000

Steve Rigby	80,000

Chris Donahue	80,000

Dale Van deVrede Family Trust	80,000

Rick Gunther	32,000

TOTAL	1,600,000

      The New Options were granted in a private transaction exempt from registration pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering. Messrs. Leadbeater and Olson surrendered all of the New Options issued to them on November 22, 1999 in connection with their resignations as officers and directors of the Company.

      6.  In January 1998, the Company sold 600,000 shares of Common Stock at a purchase price of $3.50 per share to accredited investors in a private placement transaction exempt from registration pursuant to Rule 506 of Regulation D as set forth below. In connection with this transaction, the Company paid a brokerage fee of $126,000 and options to purchase 200,000 shares of Common Stock at an exercise price of $3.50 per share with a term of three years.

Shares of
Name	Common Stock

Lancer Partners, L.P.	210,000

Lancer Offshore Inc.	320,000

Lancer Voyager Fund	50,000

Michael Lauer	20,000

TOTAL	600,000

      7.  In March 1998, the Company issued 150,000 shares of Common Stock in consideration of the acquisition of 100% of the outstanding capital stock of Solsource Computers, Inc.

Shares of
Name	Common Stock

Trust of Daniel J. and Mary Vahalla	146,297

Gary Gwin	3,111

Maureen Gaare	296

Daniel Grube	296

TOTAL	150,000

      The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Act, as a transaction of issuer not involving a public offering.

      8.  In March 1998, the Company issued 105.3 shares of Series C Convertible Preferred Stock to Hugh V. Jones in consideration of the acquisition of 100% of the outstanding capital stock of HV Jones, Inc. (“Jones”). The 105.3 shares of Series C Convertible Preferred Stock converted into Common Stock during the four quarters following issuance at a conversion rate equal to the lower of $6.87 or a 33% premium over the average closing price of the Company’s Common Stock for the (10) trading days prior to each date of conversion. On July 6, 1999, the Company issued 144,535 shares of Common Stock valued at $1,000,000 to Hugh V. Jones based upon certain performance targets set forth in the Agreement and Plan of Merger among the Company, Hugh V. Jones and Jones. The shares of Common Stock issued in 1999 were issued by virtue of the achievement of certain performance targets during the one-year period following the acquisition of Jones. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Act, as a transaction of issuer not involving a public offering.

      9.  On April 24, 1998, the Company issued 333,334 shares of Common Stock to O. Jack Anderson in connection with the acquisition of 100% of the outstanding capital stock of Open System Technologies, Inc (“OST”). In conjunction with the acquisition, the Company agreed to issue 50,000 shares of Common Stock to an investment banking advisor to the Company in consideration for services provided in identifying OST as a target company and advising the Company in connection with the acquisition. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and Rule 506 of Regulation D as an issuer transaction not involving a public offering.

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

Shares of
Name	Common Stock

Lancer Partners L.P.	200,000

Lancer Voyager Fund	100,000

Lancer Offshore Inc.	400,000

TOTAL	700,000

      11.  In May 1998, the Company issued 175,000 shares of Common Stock at a purchase price of $4.25 per share to Will’s Wei Corp., an accredited investor in a private placement transaction exempt from registration pursuant to Section 4(2) of the Act and Rule 506 of Regulation D as an issuer transaction not involving a public offering. In connection with this transaction, the Company realized gross proceeds of $743,750 and paid a brokerage fee consisting of a cash commission of $44,625 and warrants to purchase 25,000 shares of the Company’s Common Stock at an exercise price of $4.25 per share for a term of three years.

      12.  In May 1998, the Company issued 235,294 shares of Common Stock and warrants to purchase 100,000 shares of Common Stock at an exercise price of $4.25 per share for a term of three years, for an aggregate purchase price of $1,000,000 to Founders Partners IV LLC, an accredited investor, in a private placement transaction exempt from registration pursuant to Section 4(2) of the Act and Rule 506 of Regulation D as an issuer transaction not involving a public offering. In connection with this transaction, a brokerage fee was paid consisting of a cash commission of $20,000 and warrants to purchase 50,000 shares of the Company’s Common Stock at an exercise price of $4.25 per share for a term of three years.

      13.  On June 22, 1998, the Company issued 362,330 shares of Common Stock in connection with the acquisition of 100% of the outstanding capital stock of Open Business Systems, Inc. (“OBS”). In connection with the acquisition, the Company agreed to issue 70,000 shares to an investment banking advisor to the Company in consideration for services provided in identifying OBS as a target company and advising the Company in connection with the acquisition. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 of Regulation D as an issuer transaction not involving a public offering. The shares of the Company’s Common Stock were issued at the closing to the following shareholders of OBS (the “OBS Shareholders”):

Shares of
Name	Common Stock

John Udelhofen	45,291

E. Michael Durbin	45,291

David R. Durbin	45,291

Brian Wolfe	45,291

In escrow for the benefit of the OBS Shareholders	181,166

TOTAL	362,330

      On September 29, 1999, the Company issued an aggregate 579,710 shares of Common Stock valued at $500,000 to the OBS Shareholders, based upon the achievement of certain performance targets set forth in the Stock Purchase Agreement among the Company, OBS and the OBS Shareholders. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Act as an issuer transaction not involving a public offering.

      14.  In August 1998, the Company issued 70,000 shares of Common Stock at a purchase price of $4.75 per share to IP Services Corp., an accredited investor in a private placement transaction exempt from registration pursuant to Section 4(2) of the Act and Rule 506 of Regulation D as an issuer transaction not involving a public offering. In connection with this transaction, the Company realized gross proceeds of $332,500 and paid a brokerage fee consisting of a cash commission of $33,250 and warrants to purchase 35,000 shares of the Company’s Common Stock at an exercise price of $5.25 per share for a term of four years.

      15.  On October 8, 1998, the Company issued 149,700 shares of Common Stock in connection with the acquisition of 100% of the outstanding capital stock of Electronic Commerce Network Solutions Corporation (“E-comm”). The issuance of these securities was exempt from registration pursuant to Section 4(2) of the

Act and Rule 506 of Regulation D as an issuer transaction not involving a public offering. The shares of the Company’s Common Stock were issued to the following shareholders of E-comm:

Shares of
Name	Common Stock

Robert S. Lowery	50,598

Michael P. Lowery	50,748

Robb L. Leatherwood	29,042

Cary T. Westmark	19,312

Total	149,700

      16.  On December 31, 1998, the Company sold 1,000 shares of Series D Convertible Preferred Stock at a purchase price of $1,000 per share for aggregate sales consideration of $1,000,000. The Series D Shares were convertible into Common Stock at a conversion price of $4.975 per share, subject to adjustment. As part of the transaction, the Company issued warrants to purchase 100,000 shares of Common Stock at an exercise price of $5.97. The warrants expire on December 31, 2001. The shares of Series D Convertible Preferred Stock and warrants were sold to The Cuttyhunk Fund Limited, an institutional investor in a private placement transaction exempt from registration pursuant to Rule 506 of Regulation D. All of the Series D Shares were converted during 1999 at a conversion rate of $4.975.

      17.  On February 10, 1999, the Company sold 2,000 shares of Series E Convertible Preferred Stock at a purchase price of $1,000 per share for aggregate sales consideration of $2,000,000. The Series E Shares were convertible into Common Stock at a conversion price of $6.56 per share, subject to adjustment. As part of the transaction, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $7.875. The warrants expire on February 9, 2002. The shares of Series E Convertible Preferred Stock and warrants were sold to Halifax Fund L.P., an institutional investor in a private placement transaction exempt from registration pursuant to Rule 506 of Regulation D. During 1999, all the Series E Shares were either redeemed by the Company or converted into Common Stock. The Company granted three-year warrants to purchase 50,000 shares of Common Stock at an exercise price of $7.875 to the designees of Reedland Capital Partners as an investment banking fee for arranging the transaction. Of these warrants, 40,000 were granted to Robert K. Schacter and 10,000 were granted to Thomas J. Griesel.

      18.  On February 12, 1999, the Company issued 20,000 shares of Common Stock at a purchase price of $4.75 per share to IP Services Corp., an accredited investor, in a private placement transaction exempt from registration pursuant to Section 4(2) of the Act and Rule 506 of Regulation D as an issuer transaction not involving a public offering. As part of the transaction, the Company also issued IP Services Corp. three-year warrants to purchase 10,000 shares of Common Stock at an exercise price of $5.25 per share. In connection with this transaction, the Company realized gross proceeds of $95,000 and paid a brokerage fee consisting of a cash commission of $9,500 and warrants to purchase 10,000 shares of the Company’s Common Stock at an exercise price of $5.25 per share for a term of three years.

      19.  On August 11, 1999, the Company issued 364,846 shares of Common Stock in connection with the acquisition of the business intelligence and data warehousing practice of Leveraged Solutions, Inc. (“LSI”). The acquisition price, however, was subsequently modified in December 1999, resulting in the surrender and cancellation of all of the securities issued by the Company in exchange for cash consideration. The issuance of these securities to LSI was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 of Regulation D as an issuer transaction not involving a public offering.

      20.  On November 22, 1999, the Company sold Michael Lauer and three investment funds managed by him, Lancer Offshore, Inc., Lancer Partners, L.P. and Orbiter Fund, Ltd. (collectively, “Lancer”), who are principal stockholders of the Company, $3 million principal amount of 10% Convertible Subordinated Debentures (the “Debentures”) and common stock purchase warrants for a total purchase price of $3 million in a private placement transaction exempt from registration pursuant to Section 4(2) and Regulation D of the Act. The principal amount of the Debentures is payable on November 22, 2001 with interest payable at the rate of ten percent (10%) per annum on a quarterly basis commencing December 31, 1999. Interest may be paid in cash, or at the option of Lancer, in shares of Common Stock priced at the “Conversion Price” of the Debentures. At the option of Lancer, the Debentures are convertible into shares of the Company’s Common Stock at the Conversion Price per share at any time prior to maturity, commencing once stockholder approval of the conversion feature has been obtained. However, once stockholder approval of the conversion feature has been obtained and the shares of Common Stock issuable upon the conversion of the Debentures may be resold under an effective registration statement filed with the Securities and Exchange Commission, the Debentures shall automatically convert into shares of the Company’s Common Stock at the Conversion Price. The Conversion Price is $.30 per share of Common Stock (reflective of a twenty (20%) percent discount to the closing bid price of the Common Stock on October 8, 1999).

      The Debentures were privately offered as a Unit, together with warrants that, subject to certain vesting provisions, entitled Lancer to contingently purchase twenty million (20,000,000) shares of Common Stock of the Company at an exercise price of $.30 per share. The warrants consist of 5-year warrants to purchase ten million (10,000,000) shares of Common Stock of the Company (the “Long-Term Warrants”) and 90-day warrants to purchase ten million (10,000,000) shares of Common Stock of the Company (the “Short-Term Warrants”). All of the Short-Term Warrants expired on February 22, 2000. The Long-Term Warrants shall vest only once stockholder approval of the exercise feature of these warrants is obtained.

      The Company granted SPH Investments, Inc. three-year warrants to purchase 350,000 shares of Common Stock at $0.30 per share as an investment banking fee for arranging the Lancer transaction.

      21.  On December 30, 1999, the Company granted Coast Business Credit five-year warrants to purchase 100,000 shares of Common Stock at $0.75 per share. These warrants were granted in consideration of an amendment to the Company’s credit facility with Coast increasing the availability of funds thereunder. These Warrants were granted in a private placement transaction exempt from registration pursuant to Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act. The Company granted four-year warrants to purchase 70,000 shares of Common Stock at an exercise price of $2.04 to the designees of Reedland Capital Partners as an investment banking fee for arranging the transaction. Of these warrants, 28,000 were granted to Robert K. Schacter, 7,000 were granted to Thomas J. Griesel, 16,625 were granted to David Schacter, 16,625 were granted to Andrew Shayne and 1,750 were granted to Kevin Pelletier.

      22.  On January 6, 2000, the Company issued 500,000 shares of Common Stock in connection with the acquisition of the e-publishing and systems integration practice groups of Sharon O’Reilly and Michael Lowther. Of these shares, each of Sharon O’Reilly and Michael Lowther received 250,000 shares. In addition, the Company may, at its option, issue additional shares of Common Stock in lieu of cash payments of $220,000 for deferred acquisition consideration. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 of Regulation D as an issuer transaction not involving a public offering.

      23.  On December 17, 1999, the Company issued 54,545 shares of Common Stock to Risch + Darlington, Inc., an executive search firm, as payment for services rendered under a retained search agreement. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 of Regulation D as an issuer transaction not involving a public offering.

      24.  On March 10, 2000, the Company issued 15,000 shares of Common Stock to Harbour International, Inc. in consideration of a general release given pursuant to the terms of a settlement agreement between Harbour International and the Company. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 of Regulation D as an issuer transaction not involving a public offering.

Item 6.	Management’s Discussion and Analysis or Plan of Operations.

Overview

      Through its operating subsidiaries, the Company markets a broad range of integrated information technology products and professional consulting services, intended to address all phases of a customer’s information technology needs. The Company’s ability to deliver integrated solutions is principally attributable to its technical expertise and its value-added reseller agreements with industry-leading vendors of information technology products such as Sun Microsystems, Inc., Cisco Systems, Inc., Oracle Corporation, Netscape Communications Corporation, Microsoft Corporation, IBM Corporation, Lawson Software, Check Point Software Technologies, Ltd., Inktomi Corporation and Veritas Software Corporation. The Company has also established relationships with leading aggregators of computer hardware and software products. These agreements enable the Company to provide its clients with competitive product pricing, ready product availability and services.

      The first component of the Company’s business strategy is to provide services to customers requiring our systems integration expertise. These customers include both our traditional base and the emerging market of Internet related companies. In 1999, the Company had more than 70 customers whose principal business related to the Internet such as ISPs, ASPs, B2B commerce sites and B2C commerce sites. Most of the services provided to these customers involved the basic infrastructure of their Internet installations.

      One of the primary objectives of the Company is to take advantage of the business opportunities afforded by recent e-business trends. The Company has identified two key types of functional roles that have begun to emerge in the e-business space: that of web content providers (Influencers) and that of infrastructure providers. Content providers primarily work with clients to develop an Internet strategy and create the visage that will be seen on the World Wide Web. Each of these Internet projects additionally involve foundational infrastructure development for hardware, software, and service support. The Company has developed a National Influencer Alliances program to establish partnerships with Influencer organizations. Through the Alliances program, the Company assumes the role of the infrastructure provider by integrating the technologies upon which the content, as recommended by the Influencer, will be deployed.

      Since the adoption of its growth strategy in the beginning of 1998, the Company has acquired seven (7) companies which have significantly contributed to its revenue base. During 1998, the Company’s revenues increased to $61 million, as compared to $14.2 million during 1997. These acquisitions were accounted for under the purchase method of accounting for business combinations. Accordingly, the Company’s results of operations for 1998 include the operations of each of the acquired companies from the respective dates of acquisition through the end of the period reported. On a pro forma basis, had each of the acquisitions been completed or reported as of January 1, 1998, the Company’s revenues during 1998 would have increased to $83 million. In October 1999 two of the companies, Solsource and E-Comm were shut down as part of the Company’s restructuring of operations. Revenues from those two companies are contained in the Company’s results for 1999.

      The Company realizes revenues from the sale of products and services. Professional services are provided to customers on a time and material basis at hourly rates or on a fixed contract basis depending upon the skill level, experience and type of service being performed. Support contract revenue is recognized over the term of the contract. Historically, most of the Company’s revenues have been derived from the resale of computer and network hardware and software products. However, in recognition that market demand is evolving toward higher margin comprehensive information technology solutions, the Company has adopted as one of its business strategies, the expansion of its service offerings to the marketplace. During 1999, the Company’s consulting and service revenue increased to 11.5% of overall revenue, from 9.6% in 1998. Management expects its consulting and service revenue to increase as a percentage of net sales as it expands its internal service offerings to new and existing customers.

      Osage Computer Group, Inc. (“Osage”) became publicly held by virtue of a merger (the “Merger”) into a wholly-owned subsidiary of the Company on December 22, 1997. The Company then operating under the name “Pacific Rim Entertainment, Inc.” had been an inactive public company at the time of the Merger. Osage had been a provider of network computing solutions since 1989. Following the Merger, the Company assumed the continuing operations of Osage and on March 9, 1998, changed its name to “Osage Systems Group, Inc.” Since, as a result of the Merger, the former stockholders of Osage acquired a controlling interest in the Company, the Merger has been accounted for as a “reverse acquisition.” Accordingly, for financial statement presentation purposes, Osage is viewed as the continuing entity and the related business combination is viewed as a recapitalization of Osage, rather than an acquisition by the Company.

Results Of Operations

      The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

	1999		1998		1997

		% of		% of		% of
	Amount	Net Sales	Amount	Net Sales	Amount	Net Sales

	(000’s omitted except per share data)

Net sales	$114,720	100.0%	$60,976	100.0%	$14,191	100.0%

Cost of sales	88,730	77.3%	49,430	81.1%	11,670	82.2%

Gross profit	25,990	22.7%	11,546	18.9%	2,521	17.8%

Operating expenses

Selling, general and administrative	26,250	22.9%	15,133	24.8%	2,776	19.6%

Restructuring and impairment charges	4,375	3.8%

Depreciation and amortization	1,610	1.4%	748	1.2%	31	0.2%

Total operating expenses	32,235	28.1%	15,881	26.0%	2,807	19.8%

Loss from operations	(6,245)	-5.4%	(4,335)	-7.1%	(286)	-2.0%

Interest — net	(813)	-0.7%	(218)	-0.4%	(10)	-0.1%

Loss before benefit from income taxes	(7,058)	-6.2%	(4,553)	-7.5%	(296)	-2.1%

Benefit from income taxes	(648)	-0.6%	(1,529)	-2.5%	(3)	0.0%

Net loss	$(6,410)	-5.6%	$(3,024)	-5.0%	$(293)	-2.1%

Series D Embedded Dividend	434		0		0

Net loss attributable to Common Shareholders	$(6,844)		$(3,024)		$(293)

Net loss attributable to common shareholders per share

Basic	$(0.70)		$(0.40)		$(0.06)

Diluted	$(0.70)		$(0.40)		$(0.06)

  Year Ended December 31, 1999 Compared To Year Ended December 31, 1998

      Revenues. Net sales increased by 88.1% or $53.7 million to $114.7 million for the year ended December 31, 1999 as compared to $61.0 million for the prior year. This increase in net sales was principally attributable to increased product, service and consulting revenues delivered to new customers coupled with leveraging existing customer alliances by undertaking additional projects for existing customers. During 1999 the Company saw strong demand for information technology products and services in its markets. Additionally, increased sales reflected the full impact of the Company’s acquisitions made in 1998 together with its opening branch offices in San Antonio, Texas, Vienna, Virginia, and New York, New York.

      Consulting and services revenue increased by 121.8% or $7.2 million to $13.2 million for the year ended December 31, 1999 as compared to $5.9 million for the prior year. This increase was primarily a result of the Company’s increased focus on the service component of its revenue base.

      Growth in the Company’s net sales is expected to slow in 2000 as the Company emphasizes improving operating margins over revenue growth.

      The Company’s acquisition strategy relies primarily upon identifying target companies that fit within the Company’s acquisition criteria and having sufficient financing available to complete its planned acquisitions.

Although the Company believes sufficient financing will become available to complete proposed acquisitions, there can be no assurances to this effect. Presently, the Company’s available financing is being utilized primarily in operations. Financing sufficient to maintain an aggressive acquisition program will likely not be available until new or increased sources of financing are made available. Furthermore, there can be no assurances as to the long-term impact of the Company’s acquisition strategy on the gross profits or net income of the Company.

      Gross Profit. The Company’s cost of sales consists primarily of the cost to the Company of products acquired for resale. The Company’s gross profit increased by 125.1% or $14.4 million to $26.0 million for the year ended December 31, 1999 as compared to $11.5 million for the prior year. Gross profit margin increased to approximately 22.7% during 1999 as compared to approximately 18.9% during the prior year. The improvement in gross profit margins was attributable primarily to the increasing percentage of the Company’s business being service and consulting revenues. These revenues carry substantially higher gross profit margins. Management believes that gross profit margins on the sale of hardware and software will continue to decrease. As a consequence, the Company intends to continue growing its services and consulting business at a rate in excess of the growth of its hardware and software business. Also, the Company believes that, as one of the larger systems integrators competing in its markets, it can obtain economies of scale, which will allow it to compete profitably in spite of any deterioration of gross profit margins.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, sales person compensation, employee benefits, professional fees, travel, marketing and facility costs. Selling, general and administrative expenses increased by 73.5% or $11.1 million to $26.3 million for the year ended December 31, 1999 as compared to $15.1 million for the prior year. The increase is primarily attributable to the expansion of the Company’s infrastructure and the increased sales and marketing expenses associated with the growth of the Company’s business. As a percentage of sales, these costs decreased from 24.8% in 1998 to 22.9% in 1999. In the third quarter of 1999 the Company implemented a restructuring plan that substantially reduced administrative costs during the fourth quarter. The restructuring activity resulted in the elimination of approximately forty-five positions, including several senior executive personnel, vacating certain leased facilities and canceling certain contracts. These actions resulted in aggregate charges of approximately $4.4 million.

      Depreciation and Amortization. Depreciation and amortization expense of $1.6 million in 1999 reflected an increase of 115.2% or $862,000 for the year ended December 31, 1999 as compared to the prior year. The increase was primarily due to the effect of full year amortization of goodwill and depreciation of assets acquired in connection with 1998 acquisitions. During the third quarter of 1999 the Company closed two subsidiaries acquired during 1998, Solsource and E-Comm, writing off purchased goodwill and fixed assets of $2.6 million.

      Interest expense-net. Interest expense-net increased from $218,000 in 1998 to $813,000 in 1999 primarily due to increased borrowings between periods.

      Income Taxes. The Company’s effective tax rate benefit for the year ended December 31, 1999 was 9.2% which is primarily attributable to the net operating loss carryforward generated during the year.

      Net Loss. During the year ended December 31, 1999, the Company incurred a net loss of $6.4 million as compared to a net loss of $3.0 million for the prior year. The net loss for the current period, however, includes $4.4 million in nonrecurring restructuring and impairment charges. The loss attributable to common shareholders was further increased by $430 thousand of embedded dividends on the Series D Preferred Stock. Additional factors contributing to the Company’s net loss include the increase in corporate infrastructure and costs to support the Company’s rapid growth and acquisition program. Management anticipates that as the effects of the restructuring initiatives continue to be felt, the Company will return to profitability on an operating basis. The Company will continue to post substantial interest expense costs due to the impact of its subordinated debt financing that closed during the fourth quarter of 1999.

  Year Ended December 31, 1998 Compared To Year Ended December 31, 1997

      Revenues. Net sales increased by 329.7%, or $46.8 million to $61.0 million, for the year ended December 31, 1998 as compared to $14.2 million for the prior year. This increase in net sales was principally attributable to increased product, service and consulting revenues delivered to new customers, leveraging existing customer alliances by undertaking additional projects for existing customers, as well as cross-selling the Company’s skill set across the United States. This was due, in large part, to the Company’s aggressive acquisition and growth strategy implemented during 1998 coupled with the strong demand for information technology products and services in the marketplace. During 1998, the Company completed the acquisitions of Solsource, HV Jones, OST, OBS, E-Comm and the systems integration business of IntraNet Solutions, Inc. and opened branch offices in San Antonio, Texas, Washington D.C. and New York, New York. The acquired companies had combined net sales of approximately $48.4 million in their respective fiscal years prior to acquisition. On a pro forma basis, the Company would have realized net sales of over $83 million during 1998 had all the acquisitions occurred as of January 1, 1998.

      Consulting revenues increased 1,400% to $5.9 million for the year ended December 31,1998, as compared to $390,600 for the prior year. This increase was primarily attributable to demand for the Company’s consulting services and technical support resulting from the Company’s increased focus on the service component of its revenue base and through its aggressive growth strategy.

      Gross Profit. The Company’s cost of sales consists primarily of the cost to the Company of products acquired for resale. The Company’s gross profit increased by 358% or $9.0 million to $11.5 million for the year ended December 31, 1998 as compared to $2.5 million for the prior year. Gross profit margin increased to approximately 18.9% during the year ended December 31, 1998, as compared to approximately 17.8% experienced during the prior year. During 1997, the Company experienced an overall decrease in its gross profit margin. This decrease was primarily due to cost reductions passed on to the Company’s customers from its major vendors as a result of an increase in demand for the Company’s products which occurred as certain customers increased their volume of purchases. During the first portion of 1998, the Company experienced downward pressure on gross profit margins based upon increased sales to certain customers. During the latter half of 1998, the Company experienced increased gross profit margins as result of increased margins from certain acquisitions made during the year, the delivery of productized services which generally generate higher margins and the ability of the Company to deliver complete information technology solutions to a wider range of customers.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, sales person compensation, employee benefits, travel, promotion and related marketing costs. Selling, general and administrative expenses increased by 445.2% or $12.4 million to $15.1 million for the year ended December 31, 1998 as compared to $2.8 million for the prior year. This increase in expenses is primarily attributable to the expansion of the Company’s infrastructure as it became publicly-held by virtue of the Merger transaction during the fourth quarter of 1997, including increased administrative personnel and increased travel and promotion expenses associated with the growth of the business. In addition, competition for personnel with information technology skills is intense and the Company expects compensation to continue to increase. During 1998, the Company encountered significant recruiting costs to support the Company’s continued growth and geographic expansion. Corresponding increases in legal and accounting fees were also incurred by the Company in connection with its financing and acquisition activities. In addition, the Company instituted a cost containment program in December 1998 whereby synergies of a larger organization were initiated through the removal of duplication of efforts, consolidation of systems and administrative functions and the adoption of business processes.

      Depreciation and Amortization. Depreciation and amortization of $747,800 for 1998 reflected an increase of 2,271%, or $716,300, for the year ended December 31, 1998 as compared to the same prior year period. This increase was primarily due to the amortization of goodwill and depreciation of assets acquired in connection with the acquisitions that occurred during the year.

      Income Taxes. The Company’s effective tax rate benefit for the year ended December 31, 1998 was 33.6% which is primarily attributable to the net operating loss carryforward generated during the year.

      Net Loss. During the year ended December 31, 1998, the Company incurred a net loss of $3.0 million as compared to a net loss of $292,900 for the prior year. The net loss for the year ended December 31, 1998, however, included $747,800 of non-cash charges relating to depreciation and amortization resulting from the Company’s acquisition program. Additional factors contributing to the Company’s net loss consisted of significant increases in the Company’s overhead expenses as corporate infrastructure was established in anticipation of future growth through the Company’s acquisition program. An additional contributing factor occurred during the fourth quarter when product availability was limited due to a major implementation of a new order entry, manufacturing and distribution systems by the Company’s major product manufacturer. Accordingly, during this period, the Company was unable to secure sufficient product to satisfy customer demand, thereby resulting in a material loss of sales. Product availability during the early part of 1999 resumed to normal levels.

Selected Quarterly Results Of Operations

      The following table presents certain condensed unaudited quarterly financial information for each of the twelve (12) quarters through December 31, 1999. This information is derived from unaudited quarterly consolidated financial statements of the Company that include, in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for such periods. Such information should be read in conjunction with the audited Consolidated Financial Statements of the Company and notes thereto appearing elsewhere in this 10-KSB.

	Mar. 31	June 30	Sept. 30	Dec. 31	Total

1998:

Revenues	$5,642	$12,766	$19,683	$22,885	$60,976

Gross profit	1,062	2,199	4,301	3,984	11,546

Operating expenses	1,223	2,987	4,318	7,353	15,881

Loss from operations	(161)	(788)	(17)	(3,369)	(4,335)

Interest — net	36	(9)	(80)	(165)	(218)

Benefit for income taxes	(39)	(285)	(40)	(1,165)	(1,529)

Net loss	$(86)	$(512)	$(57)	$(2,369)	$(3,024)

1999:

Revenues	$27,092	$26,620	$30,005	$31,003	$114,720

Gross profit	5,680	6,105	5,190	9,015	25,990

Operating expenses	5,843	6,553	11,347	8,492	32,235

Loss from operations	(163)	(448)	(6,157)	523	(6,245)

Interest — net	(163)	(218)	(464)	32	(813)

Benefit for income taxes	(60)	(205)	82	(465)	(648)

Net income (loss)	$(266)	$(461)	$(6,703)	$1,020	$(6,410)

      The Company’s historical operating results have varied from quarter to quarter, and the Company expects that they will continue to do so. Due to the relatively fixed nature of certain of the Company’s costs, including personnel and facilities costs, a decline in revenue in any fiscal quarter would result in lower profitability in that quarter. A variety of factors, many of which are not within the Company’s control, influence the Company’s quarterly operating results, including availability of product, the closings of acquisitions, seasonal patterns of capital spending by customers, information technology outsourcing trends, the timing, size and stage of projects, new service introductions by the Company or its competitors, levels of market acceptance for the Company’s products or services or the hiring of additional staff. Operating results may also be impacted by the timing of billings and changes in the Company’s billing and utilization rates. The Company believes, therefore, that past operating results and period-to-period comparisons should not be relied upon as an indication of future performance. The Company anticipates that its business will continue to be subject to such seasonal variations.

Backlog

      The Company normally ships systems promptly after receiving an order and therefore does not customarily have a significant backlog.

Liquidity And Capital Resources

      Historically, the Company has funded its operations primarily from cash generated by operations and, to a lesser extent, with funds from borrowings under the Company’s credit facility. For the year ended December 31, 1999, cash flow used by operations was $20.2 million as compared to cash provided by operations of $1.2 million during the prior year. The Company’s cash flow from operations was negatively affected by the loss for the year, growth in receivables and the conversion from vendor financing to a new credit facility.

      The Company’s working capital was $11.5 million at December 31, 1999, as compared to the working capital deficit of $3.3 million at December 31, 1998. The increase in the Company’s working capital during such period is principally attributable to the new credit agreement with Coast Business Credit that replaced previous vendor financing.

      Capital expenditures, which totaled $1.0 million in 1999, were principally for computer hardware and software to support the Company’s expanding operations and for an internal financial application system for the purpose of improving operating efficiencies and integrating the companies acquired during 1999 and 1998. In addition, the Company paid cash of $307,490 attributable to acquisitions during 1999.

      Cash flow from financing activities was favorably impacted by the $23.0 million of net proceeds received from the sale of common stock, preferred shares, and notes payable offset by $2.1 million of repayments of long-term debt.

      The Company received net proceeds of $2,820,000 from the private placement of Derivative Securities sold to Lancer in November 1999. In March 2000, the Company received $3,000,000 as an interest-free advance under common stock purchase warrants issued as part of the Derivative Securities. The advance was used to redeem the Company’s outstanding shares of Series E Convertible Preferred Stock.

      At the Company’s next annual meeting of stockholders scheduled to be held during May 1999, the stockholders will vote on the conversion and exercise feature of the Debentures and the Warrants (collectively, the “Derivative Securities”) sold by the Company to Lancer in November 1999 (the “Lancer Financing”). If the stockholders approve the conversion and exercise features of the Derivative Securities, the Company may be caused to issue approximately 20,000,000 shares of its Common Stock to Lancer or its designees, which would have an extremely dilutive effect on the existing stockholders. Furthermore, Lancer and its designees would beneficially own approximately 69% of the Company’s Common Stock, thereby securing majority voting control of the Company’s stock. In the event that the stockholders do not approve the conversion and exercise features of the Derivative Securities, the Company will have the obligation to repay Lancer or its designees $6,000,000 together with interest at the rate of up to 18% per annum until repayment. Lancer will not require the Company to make payment of the $6,000,000 until the earlier of the Company securing alternative financing or until January 2, 2001. Since the Company does not presently have sufficient liquid assets to repay the funds advanced by Lancer and its designees under the Derivative Securities, the failure of the stockholders to approve the conversion and exercise features of the Derivative Securities may have a material adverse effect on the Company’s financial condition, liquidity and operations.

      The Company is currently involved in two material legal proceedings. See “Item 3 — Legal Proceedings.” Although the Company believes that both of these actions are without merit, there can be no assurances as to the outcome of the litigation. In the event that a judgment is entered against the Company in either of the proceedings, the Company may be caused to incur material expenditures in the future.

      In 1999 the Company established a $20 million revolving line of credit facility with Coast Business Credit. The facility replaced a previous financing arrangement with Finova Capital Corporation. The Company’s ability to borrow under the facility is based upon its eligible accounts receivable, with the

Company able to borrow 85% of that amount. The line of credit matures on July 31, 2002. Amounts outstanding under the facility are split into two components, a revolving credit line and a factoring line. Borrowings under the revolving credit line bear interest at the prime rate (8.5% at December 31, 1999) plus 1.25%. Amounts outstanding under the factoring line do not bear interest for the first sixty days, after which time they are transferred to the revolving credit line. Total outstanding borrowings under the facility were $14.8 million at December 31, 1999, of which $12.2 million was non-interest bearing.

      As its operations continue to expand, additional financing will be required to support the continued growth of the Company. The inability to secure such financing, may have an adverse effect on the operations of the Company. Principally all of the Company’s currently available cash from operations and financing, is being utilized to help support the Company’s operations. The Company will need to secure additional financing in the near term in order to continue the acquisition and growth strategy implemented during 1998. Since its future profitability is likely dependent upon the continuation of the Company’s acquisition and growth strategy, failure to secure new or increased sources of financing would not only delay the Company’s growth program, but could also have an adverse effect on the Company’s ability to achieve profitable operations.

Impact Of Inflation

      The effects of inflation on the Company’s operations were not significant during the periods presented.

Recently Issued Accounting Standards

      During June 1999, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the effective Date of FASB Statement 133. The Statement defers the effective date of SFAS 133 to fiscal 2001. The Company has not completed evaluating the impact of implementing the provisions of SFAS No. 133.

Item 7.  Financial Statements.

      Financial Statements of the Company for the years ended December 31, 1999 and 1998, and specific supplementary financial information are included within Item 13(a) and 13(b) of this Report and may be found at pages F-45 through F-52.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

      There are no matters to be reported hereunder.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

Directors And Executive Officers

      The following table sets forth certain information with respect to each of the executive officers and directors of the Company.

Name	Age	Position

Phil Carter(1 & 2)	55	Chairman of the Board and Chief Executive Officer

Glenn Ford(3)	48	Interim Chief Financial Officer(3)

George Knight(1 & 2)	58	Director

Gerald T. Harrington(1 & 2)	41	Director

(1)	Member of Audit Committee.

(2)	Member of Compensation Committee.

(3)	Mr. Ford expects to resign as Interim Chief Financial Officer on or about April 15, 2000, at which time the Company anticipates that Robert Peterson will be appointed Chief Financial Officer.

      The following is a brief summary of the business experience of the foregoing directors and executive officers.

  Phil Carter

      Mr. Carter, age 54, has served as Chairman and Chief Executive Officer since November 1999. He has also held the following positions at the Company: interim Chief Executive Officer (October 8, 1999 to November 22, 1999); director and Chief Operating Officer (January 5, 1999 to September 2, 1999); and Executive Vice President and General Manager of Operations (July 1, 1998 to January 4, 1999). From 1994 until 1998, Mr. Carter owned and operated a privately held real estate sales and development company. From 1986 to 1993, Mr. Carter was President, Chief Operating Officer, and a member of the Board of Directors of Acxiom Corporation, an international database management and direct marketing company. Prior to 1986, Mr. Carter held numerous senior management and executive positions with IBM, including Branch Manager, Regional Manager, and Director of IBM’s Value Added Reseller Channel. He is a graduate of the University of Central Arkansas with a Bachelor of Science degree in Math.

  Glenn M. Ford

      Mr. Ford, age 48, has served as Chief Financial Officer since November 1999. Since 1992, Mr. Ford has been President of Lauren Management Company, a financial management and consulting firm. From 1996 through 1999, Mr. Ford was also the owner of Teton Financial Associates, which provided financial advisory and securities services for individuals. Mr. Ford is a graduate of the University of Oklahoma with a Bachelor of Arts degree in Philosophy, a graduate of the University of Michigan with a Juris Doctor in law, and a graduate of the University of California at Los Angeles with a Masters of Business Administration.

  George Knight

      Mr. Knight, age 58, became a member of the Board of Directors during November 1999. He had previously served as a director from November 1998 to September 1999. Mr. Knight retired from IBM in 1995 after a 29-year career in sales and management. Most recently, Mr. Knight was the owner of an insurance agency that was sold in 1997. Mr. Knight also serves as an independent contractor and consultant, having performed work for companies such as IBM, Acxiom, Inc. and Dillards Department Stores. He is a graduate of the University of Arkansas with a degree in Civil Engineering.

  Gerald T. Harrington

      Mr. Harrington, age 41, became a director on November 22, 1999. Since February 1999, Mr. Harrington has served as a Managing Director of Capitol City Group, LLC, a Washington, D.C. and Providence, Rhode Island-based government relations firm. Mr. Harrington is also an attorney with the firm of Nadeau &

Simmons, P.C. in Providence, Rhode Island, where he has concentrated his practice in municipal finance since February 1999. From 1992 to February 1999, Mr. Harrington was a partner in the law firm of McGovern Noel & Benik, Incorporated, where his practice focused on governmental relations and financial transactions. Mr. Harrington received a Bachelors of Arts degree from Yale University in 1981 and a Juris Doctor degree from the University of Pennsylvania in 1985.

Classified Board Of Directors; Removal Of Directors

      On June 12, 1998, the Company held its 1998 Annual Meeting of Stockholders (the “Meeting”). At the Meeting, the Company’s Stockholders approved a number of amendments to the Company’s Restated Certificate of Incorporation (the “Certificate”). Among other things, the Certificate was amended to provide for the classification of the Board of Directors of the Company into three separate classes, each to serve for 3-year terms with one class to be elected at each annual meeting of stockholders after 1998. As a Class I director, Phil Carter serves until his term expires at the Company’s Annual Meeting in 2002. As a Class II Director, Gerald Harrington serves until his term expires at the Company’s Annual Meeting in 2001. As a Class III director, George Knight serves until his term expires at the Company’s Annual Meeting in 2000. Directors may only be removed for cause and by the affirmative vote of two-thirds of the Company’s Stockholders entitled to vote thereon.

      In order to satisfy a contractual obligation under the Lancer Financing, the Company will submit to the vote of the stockholders at the 2000 Annual Meeting of Stockholders a proposal to eliminate the classified board. If the proposal is approved, all directors will serve a one year term until their respective successors are duly elected and qualify. In addition, the proposal would allow the removal of directors with or without cause by the affirmative vote of 51% of the stockholders entitled to vote thereon.

      The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee is responsible for reviewing the Company’s financial and accounting practices and controls and making recommendations concerning the engagement of its independent auditors. The Compensation Committee is responsible for determining the compensation of the officers and employees of the Company and administering the Company’s Stock Option Plans.

Directors’ Compensation

      Currently, the Company has no policy with respect to the granting of fees to directors in connection with their service to the Company. However, the Company may reimburse directors for their cost of travel and lodging to attend meetings of the Board of Directors or committees thereof. In connection with their services as directors of the Company, on November 23, 1999, the Company granted each of George Knight and Gerald Harrington three-year options to purchase 25,000 shares of Common Stock of the Company at an exercise price of $1.50 per share.

Item 10.  Executive Compensation

      The following table sets forth a summary of the compensation paid or accrued for the fiscal years ended December 31, 1999, 1998 and 1997 by the Company to or for the benefit of the named executive officers.

Summary Compensation Table

					Long Term Compensation

					Awards				Payouts

	Annual Compensation				Restricted
					Stock		Options/		All Other
Name and Principal Position	Year	Salary		Bonus	Award(s)($)		SARS(#)		Compensation

Phil Carter	1999	$146,950	(1)	$12,500	–0–		700,000	(2)	$6,321	(3)
Chairman of the Board and	1998	$75,000	(4)	–0–	–0–		510,000	(5)	–0–
Chief Executive Officer; Former	1997	N/A		N/A	N/A		N/A		N/A
Chief Operating Officer

Glenn M. Ford	1999	–0–	(6)	–0–	–0–		–0–		$35,926	(7)
Interim Chief Financial Officer	1998	N/A		N/A	N/A		N/A		N/A
	1997	N/A		N/A	N/A		N/A		N/A

Jack R. Leadbeater	1999	$188,125	(8)	–0–	–0–		116,943	(9)	$30,743	(10)
Former Chairman of the Board	1998	$200,000		$70,000	–0–		664,000	(11)	$26,295	(12)
and Chief Executive Officer	1997	$89,967		$261,463	–0–		19,057	(13)	–0–

David S. Olson	1999	$188,125	(14)	–0–	–0–		–0–		$24,785	(15)
Former Director, President and	1998	$200,000		$70,000	–0–		664,000	(11)	$18,052	(16)
Chief Operating Officer	1997	$89,967		$261,463	–0–		19,057	(13)	–0–

John Iorillo	1999	$83,125	(17)	–0–	–0–		–0–		$38,714	(18)
Former Director and	1998	$87,500	(19)	$77,500	–0–		150,000	(20)	$2,586	(21)
Chief Financial Officer	1997	N/A		N/A	N/A		N/A		–0–

Michael G. Glynn	1999	N/A		N/A	N/A		N/A		N/A
Former Director and	1998	$200,000	(22)	–0–	–0–		–0–		$13,200	(23)
Executive Vice President	1997	–0–		–0–	100,000	(24)	100,000	(25)	–0–

(1)	Reflects Mr. Carter’s compensation as Chief Operating Officer from January 1, 1999 through September 2, 1999 based on an annual salary of $150,000, together with his compensation as interim Chief Executive Officer from October 8, 1999 to November 1999 based on an annual salary of $175,000, and as Chief Executive Officer from November 29, 1999 through December 31, 1999 based on an annual salary of $195,000.

(2)	Reflects options to purchase 700,000 shares of Common Stock granted in conjunction with the commencement of employment as Chief Executive Officer in November 1999. See “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

(3)	Includes $6,321 for costs of maintaining a condominium in Phoenix, Arizona.

(4)	Reflects Mr. Carter’s compensation during the six-month period commencing July 1, 1998, the date on which Mr. Carter was initially employed by the Company, based on an annual salary of $150,000.

(5)	Reflects options to purchase 510,000 shares of Common Stock granted in conjunction with the commencement of initial employment in 1998, of which options to purchase 360,000 shares of Common Stock were forfeited by virtue of Mr. Carter’s termination as Chief Operating Officer on September 2, 1999. See “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

(6)	The Company has retained Mr. Ford as Interim Chief Financial Officer through his consulting company, Lauren Management Company.

(7)	Includes $25,780 in consulting fees paid to Mr. Ford’s company, Lauren Management Company, for professional services rendered from October 20, 1999 through December 31, 1999, based on an annual rate of $129,600. Also includes $10,146 in housing and travel expenses.

(8)	Reflects Mr. Leadbeater’s compensation as Chief Executive Officer from January 1, 1999 to November 22, 1999, the date of his resignation, based on an annual salary of $210,000.

(9)	Reflects options to purchase 116,943 shares of Common Stock granted on August 25, 1999. All of these options were forfeited upon Mr. Leadbeater’s resignation as an officer on November 22, 1999.

(10)	Includes $21,875 in severance benefits in the form of salary continuation from November 22, 1999, the date of Mr. Leadbeater’s resignation as an officer of the Company, through December 31, 1999, based on $210,000 per year. Pursuant the terms of his settlement agreement with the Company, Mr. Leadbeater is entitled to receive severance payments in the form of salary continuation at the annual rate of $210,000 from November 22, 1999 through December 22, 2000. Also includes $8,368 in interest income from a loan made to the Company in 1998, and $500 in premium payments for a life insurance policy. With respect to the loan, see “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

(11)	Reflects options to purchase 664,000 shares of Common Stock (“New Options”) granted in exchange for the surrender of options to purchase 332,000 shares of Common Stock (“Merger Options”) previously granted on December 22, 1997 as part of the December 22, 1997 merger between the Company and Osage Computer Group, Inc. (the “Merger”). All of the New Options were forfeited on November 22, 1999.

(12)	Includes $12,795 in interest income from a loan made to the Company in 1998, and $13,500 in car payments. With respect to the loan, see “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

(13)	Reflects options to purchase 19,057 shares of Common Stock granted immediately following the Merger. All of these options were forfeited on November 22, 1999.

(14)	Reflects Mr. Olson’s compensation as President from January 1, 1999 to November 22, 1999, the date of his resignation, based on an annual salary of $210,000.

(15)	Includes $21,875 in severance benefits in the form of salary continuation from November 22, 1999, the date of his resignation as an officer of the Company, through December 31, 1999, based on $210,000 per year. Pursuant the terms of his settlement agreement with the Company, Mr. Olson is entitled to receive severance payments in the form of salary continuation at the annual rate of $210,000 from November 22, 1999 through December 22, 2000. Also includes $2,410 in interest income from a loan made to the Company in 1998, and $500 in premium payments for a life insurance policy. With respect to the loan, see “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

(16)	Includes $4,552 in interest income from a loan made to the Company in 1998, and $13,500 in car payments. With respect to the loan, see “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

(17)	Reflects Mr. Iorillo’s compensation as Chief Financial Officer from January 1, 1999 to October 15, 1999, the date of his resignation, based on an annual salary of $105,000.

(18)	Includes $21,875 in severance benefits in the form of salary continuation from October 15, 1999, the date of his resignation as an officer of the Company, through December 31, 1999, based on $105,000 per year. Pursuant the terms of his settlement agreement with the Company, Mr. Iorillo is entitled to receive severance payments in the form of salary continuation at the annual rate of $105,000 from October 16, 1999 through March 31, 2000. Also includes $15,000 in accrued but unpaid wages, $1,339 in interest income from a loan made to the Company in 1998, and $500 in premium payments for a life insurance policy. With respect to the loan, see “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

(19)	Reflects Mr. Iorillo’s compensation during 1998 commencing February 16, 1998, the date on which Mr. Iorillo was employed by the Company, based on an annual salary of $100,000.

(20)	Includes options to purchase 100,000 shares of Common Stock granted in conjunction with the commencement of employment. Also includes options to purchase 50,000 shares of Common Stock granted during June 1998. All 150,000 of these options were forfeited on October 15, 1999.

(21)	Includes $2,396 in interest income from a loan made to the Company in 1998, and $190 in premium payments for a life insurance policy. With respect to the loan, see “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

(22)	Mr. Glynn is a former director and officer of the Company.

(23)	Represents $13,200 in car payments.

(24)	Includes 100,000 shares of Common Stock granted to Mr. Glynn in conjunction with his employment.

(25)	Pursuant to the terms of his employment agreement, Mr. Glynn was granted options to purchase 100,000 shares of Common Stock; however, these options did not vest due to the Company’s failure to achieve certain performance criteria and have since expired.

Employment Arrangements

      The Company has an employment agreement with Phil Carter, Chief Executive Officer, with an initial two-year term commencing November 29, 1999. Mr. Carter’s annual salary is $195,000, plus a performance-based bonus of up to $292,500 per year. In addition, in the event that the Company is sold to a third party during the term of his employment agreement at a price in excess of $40,000,000 when the Company’s Common Stock is trading at $1.00 per share or more, Mr. Carter is entitled to receive a bonus equal to 1% of the acquisition price, provided, however, that such bonus shall not exceed $7,000,000 for a sale in 2000 and $10,000,000 for a sale in 2001. Mr. Carter’s employment agreement contains covenants not to solicit the Company’s employees, customers or suppliers for the twelve-month period following the termination of his employment with the Company. In conjunction with his employment as Chief Executive Officer of the Company, Mr. Carter was granted options to purchase 700,000 shares of Common Stock of the Company. See “Summary Compensation Table.” Mr. Carter is entitled to receive his base salary through November 23, 2001 and an additional twelve months’ salary as severance pay in the event that his employment is terminated prior to November 29, 2001.

Severance Arrangements with Former Management

      On November 22, 1999, Jack Leadbeater resigned as Chief Executive Officer and David S. Olson resigned as President of the Company. In addition, John Iorillo resigned as Chief Financial Officer of the Company effective as of October 15, 1999. In conjunction with their resignations, each of Messrs. Leadbeater, Olson and Iorillo entered into severance agreements with the Company. Each of the severance arrangements with Messrs. Leadbeater, Olson and Iorillo provides for the termination of their respective employment agreements and the termination benefits agreements with the Company. Each agreement further provides for: (i) severance benefits in the form of salary continuation at $17,500 per month for Messrs. Leadbeater and Olson commencing on November 22, 1999 until December 22, 2000, and $8,750 per month for Mr. Iorillo, commencing October 18, 1999 until March 31, 2000; (ii) reimbursement of reasonable business expenses through their respective resignation dates; and (iii) repayment of certain outstanding loans extended to the Company in the amount of $83,488.44 to Mr. Leadbeater, $7,748.36 to Mr. Olson and $10,000 (plus accrued interest) to Mr. Iorillo, payable upon the terms set forth in their respective agreements. Mr. Iorillo also received accrued wages in the amount of $15,000 pursuant to the terms of his severance agreement. The Company also agreed to provide directors and officers insurance coverage for Messrs. Leadbeater, Olson and Iorillo for a period of one year commencing November 22, 1999, provided such insurance can be obtained at commercially reasonable rates. Messrs. Leadbeater, Olson and Iorillo also surrendered and forfeited all rights to all stock options they held. The agreements of Messrs. Leadbeater and Olson contain covenants not to compete for a three month period commencing November 22, 1999 and covenants not to solicit the Company’s employees or customers until after December 22, 2000, for which the Company made lump-sum payments on November 22, 1999 to Mr. Leadbeater and Mr. Olson of $159,360 and $153,360, respectively. The severance agreements also contain mutual releases of the Company and each of Messrs. Leadbeater, Olson and Iorillo.

Stock Options

  1993 Stock Option Plan

      The Company’s Amended and Restated 1993 Stock Option Plan, as amended (the “1993 Option Plan”), covers 5,000,000 shares of the Company’s Common Stock. Under its terms, officers, directors, key employees and consultants of the Company are eligible to receive incentive stock options within the meaning of Section 422 of the Internal Revenue Code, as well as non-qualified stock options. The 1993 Option Plan is administered by the Board of Directors or a committee designated by the Board of Directors. Incentive stock options, as well as non-qualified stock options, granted under the 1993 Option Plan are exercisable for a period of up to 10 years from the date of grant and at an exercise price that is not less than the fair market value of the Common Stock on the date of the grant. The term of an incentive stock option granted under the 1993 Option Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and the exercise price of an incentive stock option granted to such stockholder may not be less than 110% of the fair market value of the Common Stock on the date of the grant. As of March 24, 2000, options to purchase 4,029,045 shares of the Company’s Common Stock were outstanding under the 1993 Option Plan.

  1999 Employee Stock Purchase Plan

      In June 1999, the stockholders approved the adoption of the Company’s 1999 Employee Stock Purchase Plan (the “1999 Plan”). The 1999 Plan covers 1,000,000 shares of the Company’s Common Stock. Under its terms, employees, including officers and directors of the Company, are eligible to purchase shares of the Company’s Common Stock, up to 10% of the participant’s compensation (not to exceed $25,000 in fair market value) in any given year, through accumulated payroll deductions. Purchases may be made four times per year at a price equal to the lesser of (i) 85% of the closing price of the Company’s Common Stock reported on the American Stock Exchange (“AMEX”) on the first business day of the offering period and (ii) 85% of the closing price of the Company’s Common Stock reported on AMEX on the last business day of the offering period. As of December 31, 1999 69,943 shares of the Company’s Common Stock have been purchased by participants in the 1999 Plan.

  Surrender of Options

      In connection with their severance arrangements, Messrs. Leadbeater and Olson surrendered and forfeited all of their respective options on November 22, 1999, and John Iorillo surrendered and forfeited all of his options on October 15, 1999. In connection with his previous termination from the Company during the third quarter of 1999, Mr. Carter forfeited 360,000 of the options granted to him in 1998.

Option/ SAR Grants in Last Fiscal Year

Individual Grants

	Number of	% of Total
	Securities	Options/SARs	Exercise
	Underlying	Granted to	or
	Option/SARs	Employees in	Base Price
Name	Granted(#)	Fiscal Year	($/Sh)		Expiration Date

Phil Carter	700,000	23.8%	$1.50		November 29, 2002

Jack R. Leadbeater	116,943 (1)	4.0%	$1.437	5	August 25, 2009

(1)	By virtue of Mr. Leadbeater’s resignation as an officer of the Company, all of these options were forfeited on November 22, 1999.

Option Exercises and Fiscal Year-End Option Values

			Number of Securities	Value of
			Underlying Unexercised	Unexercised
			Options/SARs	In-the-Money
			at FY-End(#)	Options/SARs at
	Shares		Shares	FY-End($)
	Acquired on	Value Realized	Exercisable/	Exercisable/
Name	Exercise(#)	($)	Unexercisable	Unexercisable(1)

Phil Carter(2)	–0–	–0–	(E)450,000/400,000(U)	(E)$	0/(U)$0

Jack R. Leadbeater(3)	–0–	–0–	(E)0/(U)0	(E)$	0/(U)$0

(1)	Based upon $1.3125, the high bid price (per share) of the Company’s Common Stock on the last reported trading date during the year ended December 31, 1999 as reported on the American Stock Exchange.

(2)	Pursuant to the terms of his employment agreement dated as of November 29, 1999, Mr. Carter was granted options to purchase 700,000 shares of Common Stock (the “1999 Options”). The 1999 Options have a term of three years commencing in November 1999 and an exercise price of $1.50 per share. Subject to accelerated vesting provisions in the event of a change in control of the Company or termination of Mr. Carter’s employment for any reason, the 1999 Options vest as follows: (i) 300,000 vest on November 29, 1999, the date of grant; (ii) 200,000 vest on November 29, 2000; and (iii) 200,000 vest on November 29, 2001. Pursuant to the terms of his employment agreement dated as of July 1, 1998, Mr. Carter was granted options to purchase 510,000 shares of Common Stock, of which 360,000 were forfeited upon Mr. Carter’s termination as Chief Operating Officer in September 1999. The remaining 150,000 options (the “1998 Options”) expire on June 30, 2003 and have an exercise price of $4.50 per share. All of the 1998 Options vested on December 31, 1998.

(3)	Mr. Leadbeater forfeited all of his options to purchase shares of Common Stock on November 22, 1999, the date of his resignation as an officer and director of the Company.

Compliance with Section 16(a) of The Securities Exchange Act

      Based solely on its review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and written representations from certain reporting persons, the Company believes that during fiscal 1999 all reporting persons timely complied with all filing requirements applicable to them, except for certain reports, which include: (i) a Form 4 for each of Messrs. Leadbeater, Olson and Iorillo; (ii) a Form 3 for Gerald T. Harrington; (iii) a Form 5 for George Knight; and (iv) a Schedule 13G for Lancer.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of March 31, 2000, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than five percent (5%) of the Company’s outstanding

Common Stock. Also set forth in the table is the beneficial ownership of all shares of the Company’s outstanding stock, as of such date, of all officers and directors, individually and as a group.

	Shares Owned		Percentage of
	Beneficially and		Outstanding
Name and Address	of Record(1)		Shares

Phil Carter(2)	453,200	(3)	3.8%
1661 East Camelback Road, Suite 245
Phoenix, AZ 85016

Glenn M. Ford(2)	0		0%
1661 East Camelback Road, Suite 245
Phoenix, AZ 85016

Gerald T. Harrington	0	(4)	0%
80 Hazael Street
Providence, RI 02908

George Knight	3,000	(5)	*
1706 Alton Drive
Fayetteville, AR 72701

Lancer Offshore, Inc.	820,000	(6)	7.2%
Kaya Flamboyan 9
Curacao, Netherland Antilles

Lancer Partners, LP	470,000	(7)	4.1%
375 Park Avenue, Suite 2006
New York, NY 10152

Michael Lauer	1,500,000	(8)	13.2%
375 Park Avenue, Suite 2006
New York, NY 10152

All Directors and Officers as a group (4 persons)	456,200		3.9%

(1)	The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Securities Exchange Act of 1934, and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as, other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 11,325,543 shares of Common Stock outstanding as of March 31, 2000.

(2)	Mr. Carter and Mr. Ford are brothers-in-law.

(3)	Includes 3,200 shares of Common Stock, and 450,000 shares issuable upon the exercise of vested options. Does not include options to purchase 400,000 shares of Common Stock, which have not vested.

(4)	Does not include options to purchase 25,000 shares of Common Stock, which have not vested.

(5)	Includes 3,000 shares of Common Stock. Does not include options to purchase 25,000 shares of Common Stock, which have not vested.

(6)	Includes 820,000 shares of Common Stock. Does not include 3,666,667 shares of Common Stock issuable upon the exercise of Warrants, or 6,666,667 shares of Common Stock issuable upon the conversion of Debentures, none of which vest until the Company’s stockholders approve the exercise of these Warrants and the conversion of the Debentures.

(7)	Includes 470,000 shares of Common Stock. Does not include 1,666,666 shares of Common Stock issuable upon the exercise of Warrants, or 1,666,666 shares of Common Stock issuable upon the conversion of Debentures, none of which vest until the Company’s stockholders approve the exercise of these Warrants and the conversion of the Debentures.

(8)	Includes direct ownership of 40,000 shares and investment control of 1,460,000 shares through Mr. Lauer’s role as Managing Member of Lancer Management Group LLC, which is the Manager of Lancer Offshore, Inc. (820,000 shares) and Lancer Voyager Fund (170,000 shares), and Lancer Management Group, II, which is the Manager of Lancer Partners, L.P. (470,000 shares). Mr. Lauer acts as Investment Manager of each of these funds. Does not include the shares of Common Stock issuable upon the conversion of Debentures and exercise of Warrants that will not vest until the Company’s stockholders approve the conversion and exercise features of the Debentures and Warrants, which instruments are owned of record either by Michael Lauer or funds managed by Mr. Lauer, as follows: Warrants to purchase an aggregate 7,000,000 shares (of which 3,666,667 are in the name of Lancer Offshore, Inc., 1,666,666 are in the name of Lancer Partners, L.P., 833,334 are in the name of Michael Lauer and 833,333 are in the name of Orbiter Fund, Ltd.), and Debentures convertible into 10,000,000 shares (of which 6,666,667 are in the name of Lancer Offshore, Inc., 1,666,666 are in the name of Lancer Partners, L.P., 833,334 are in the name of Michael Lauer and 833,333 are in the name of Orbiter Fund, Ltd.).

(*)  Less than 1%.

Item 12.  Certain Relationships and Related Transactions

Financing Transaction with Lancer

      On November 22, 1999, the Company sold Lancer, a principal stockholder, $3 million principal amount 10% Convertible Subordinated Debentures (the “Debentures”) and common stock purchase warrants for a total purchase price of $3 million in a private placement transaction exempt from registration pursuant to Section 4(2) and Regulation D of the Securities Act of 1933, as amended. The principal amount of the Debentures is payable on November 22, 2001 with interest payable at the rate of ten percent (10%) per annum on a quarterly basis commencing December 31, 1999. Interest may be paid in cash, or at the option of Lancer, in shares of Common Stock priced at the “Conversion Price” of the Debentures. At the option of Lancer, the Debentures are convertible into shares of the Company’s Common Stock at the Conversion Price per share at any time prior to maturity, commencing once stockholder approval of the conversion feature has been obtained. However, once stockholder approval of the conversion feature has been obtained and the shares of Common Stock issuable upon the conversion of the Debentures may be resold under an effective registration statement filed with the Securities and Exchange Commission, the Debentures shall automatically convert into shares of the Company’s Common Stock at the Conversion Price. The Conversion Price shall be $.30 per share of Common Stock (reflective of a twenty (20%) percent discount to the closing bid price of the Common Stock on October 8, 1999).

      The Debentures were privately offered as a Unit, together with warrants that, subject to certain vesting provisions, entitled Lancer to contingently purchase twenty million (20,000,000) shares of Common Stock of the Company at an exercise price of $.30 per share. The warrants consist of 5-year warrants to purchase ten million (10,000,000) shares of Common Stock of the Company (the “Long-Term Warrants”) and 90-day warrants to purchase ten million (10,000,000) shares of Common Stock of the Company (the “Short-Term Warrants”). All of the Short-Term Warrants expired on February 22, 2000. The Long-Term Warrants shall vest only once stockholder approval of the exercise feature of these warrants is obtained. In March 2000, Lancer and its designee advanced the $3,000,000 exercise price under the Long-Term Warrants. In the event that the stockholders approve the exercise feature of the Long-Term Warrants, the entire $3,000,000 will be applied towards the exercise price thereunder. In the event that the exercise feature of the Long-Term Warrants is not approved by the stockholders, the entire principal amount of the advance will be payable pursuant to the terms of the Notes.

Severance Arrangements with Former Management

      On November 22, 1999, Jack Leadbeater resigned as Chief Executive Officer and David S. Olson resigned as President of the Company. In addition, John Iorillo resigned as Chief Financial Officer of the Company effective as of October 15, 1999. In conjunction with their resignations, each of Messrs. Leadbeater, Olson and Iorillo entered into severance agreements with the Company. Each of the severance arrangements with Messrs. Leadbeater, Olson and Iorillo provides for the termination of their respective employment agreements and the termination benefits agreements with the Company. Each agreement further provides for: (i) severance benefits in the form of salary continuation at $17,500 per month for Messrs. Leadbeater and Olson commencing on November 22, 1999 until December 22, 2000, and $8,750 per month for Mr. Iorillo, commencing October 18, 1999 until March 31, 2000; (ii) reimbursement of reasonable business expenses through their respective resignation dates; and (iii) repayment of certain outstanding loans extended to the Company to complete the IntraNet acquisition in the amount of $83,488.44 to Mr. Leadbeater, $7,748.36 to Mr. Olson and $10,000 (plus accrued interest) to Mr. Iorillo, payable upon the terms set forth in their respective agreements. Mr. Iorillo also received accrued wages in the amount of $15,000 pursuant to the terms of his severance agreement. The Company also agreed to provide directors and officers insurance coverage for Messrs. Leadbeater, Olson and Iorillo for a period of one year commencing November 22, 1999, provided such insurance can be obtained at commercially reasonable rates. Messrs. Leadbeater, Olson and Iorillo also surrendered and forfeited all rights to all stock options they held. The agreements of Messrs. Leadbeater and Olson contain covenants not to compete for a three month period commencing November 22, 1999 and covenants not to solicit the Company’s employees or customers until after December 22, 2000, for which the Company made lump-sum payments on November 22, 1999 to Mr. Leadbeater and Mr. Olson of $159,360 and $153,360, respectively. The severance agreements also contain mutual releases of the Company and each of Messrs. Leadbeater, Olson and Iorillo.

Consulting Services

      George Knight received $28,100 during the fiscal year ended December 31, 1999 in consideration for providing the Company with management consulting services to the Company. Mr. Knight is a director of the Company.

Options Granted to Management and Directors

      During August 1999, the Company granted Jack Leadbeater ten-year options to purchase 116,943 shares of its Common Stock at $1.4375 per share. Mr. Leadbeater forfeited all of these options on November 22, 1999, the date of his resignation as an officer of the Company.

Part IV

Item 13.  Financial Statements and Exhibits and Reports on Form 8-K.

      (a)  The following documents are filed as part of this Report:

1. Financial Statements filed as part of this Report:

Page

Report of Deloitte & Touche LLP	45

Consolidated Balance Sheets as of December 31, 1999 and 1998	46
Consolidated Statements of Operations

Years Ended December 31, 1999, 1998 and 1997	47
Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 1999, 1998 and 1997	48
Consolidated Statements of Cash Flows

Years Ended December 31, 1999, 1998 and 1997	49

Notes to Consolidated Financial Statements	52

2. The following Exhibits are filed as part of this Report:

Exhibit
No.	Description	Method of Filing

3.1	Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33 69380) filed November 2, 1993 (“Amendment No. 1 to Form S-1”)
3.2	Certificate of Amendment to the Certificate of Incorporation effective March 10, 1998	Incorporated by reference to Exhibit 3.5 of the Registrant’s Current Report on Form 8-K dated March 11, 1998 (the “March 11, 1998 Form 8-K”)
3.3	Certificate of Amendment to the Certificate of Incorporation dated June 12, 1998	Incorporated by reference to Exhibit 3.9 of the Registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 1998 (the “June 30, 1998 Form 10-QSB”)
3.4	Certificate of Designation, Preferences and Rights of Class A Non-Voting Convertible Preferred Stock	Incorporated by reference to Exhibit 3.1 of the March 11, 1998 Form 8-K
3.5	Certificate of Amendment of Certificate of Designation, Preferences and Rights of Class A Non-Voting Convertible Preferred Stock	Incorporated by reference to Exhibit 3.2 to the March 11, 1998 Form 8-K
3.6	Certificate of Restoration and Revival of Certificate of Incorporation	Incorporated by reference to Exhibit 3.3 to the March 11, 1998 Form 8-K
3.7	Certificate of Amendment to the Certificate of Incorporation dated November 21, 1997	Incorporated by reference to Exhibit 3.4 to the March 11, 1998 Form 8-K
3.8	Certificate of Designation, Preferences and Rights of Series A $3.00 Convertible Preferred Stock	Incorporated by reference to Exhibit 3.3 to the December 22, 1997 Form 8-K
3.9	Certificate of Designation, Preferences and Rights of Series B $3.00 Convertible Preferred Stock	Incorporated by reference to Exhibit 3.4 to the December 22, 1997 Form 8-K

Exhibit
No.	Description	Method of Filing

3.10	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock	Incorporated by reference to Exhibit 3.8 to the Registrant’s Current Report on Form 8-K dated March 27, 1998
3.11	Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock	Incorporated by reference to Exhibit 3.11 to the Registrant’s Annual Report Form 10-KSB for the year ended December 31, 1998 (the “1998 Form 10K-SB”)
3.12	Certificate of Correction to Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock	Incorporated by reference to Exhibit 3.12 to the 1998 Form 10K-SB
3.13	Certificate of Designation of Series E Convertible Preferred Stock	Incorporated by reference to Exhibit 3.13 to the 1998 Form 10K-SB

3.14	Amended and Restated Bylaws dated June 12, 1998	Incorporated by reference to Exhibit 3.10 of the June 30, 1998 Form 10-QSB

4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Form S-1

4.2	Form of Warrant	Incorporated by reference to Exhibit 1.2 to Amendment No. 1 to Form S-1

4.3	Form of Warrant Certificate	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Form S-1

4.4	Form of 8% Senior Secured Note	Incorporated by reference to Exhibit 4 to the Registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 1997

4.5	Specimen of Series A $3.00 Convertible Preferred Stock	Incorporated by reference to Exhibit 4.1 to the December 22, 1997 Form 8-K

4.6	Specimen of Series B $3.00 Convertible Preferred Stock	Incorporated by reference to Exhibit 4.2 to the December 22, 1997 Form 8-K

4.7	Specimen of Series C Convertible Preferred Stock	Incorporated by reference to Exhibit 4.7 to the March 27, 1997 Form 8-K

4.8	Specimen of Series D Convertible Preferred Stock	Incorporated by reference to Exhibit 4.8 to the 1998 Form 10K-SB

4.9	Specimen of Series E Convertible Preferred Stock	Incorporated by reference to Exhibit 4.9 to the 1998 Form 10K-SB

10.1	1999 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed May 12, 1999 (the “S-8”)

10.2	Amended and Restated 1993 Stock Option Plan	Incorporated by reference to Exhibit 10.1 of the June 30, 1998 Form 10-QSB.

10.3	1993 Outside Director Stock Option Plan	Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (Registration No. 33-69380) filed September 24, 1993 (“Form S-1”).

10.4	Form of Stock Option	Incorporated by reference to Exhibit 10.1 to the December 22, 1997 Form 8-K

10.5	Asset Purchase Agreement dated August 11, 1999 by and among Osage Systems Group, Inc., Osage Computer Group, Inc., Leveraged Solutions, Inc., Michael Ehrensberger and Robert Carlson (the “LSI Agreement”).	Filed herewith

Exhibit
No.	Description	Method of Filing

10.6	Settlement Agreement and Amendment No. 1 to the LSI Agreement dated as of December 9, 1999	Filed herewith

10.7	Severance Agreement dated October 8, 1999 by and between Osage Systems Group, Inc. and Jack R. Leadbeater	Incorporated by reference to Exhibit 10.38 of the Registrant’s Current Report on Form 8-K dated November 22, 1999 (the “November 22, 1999 Form 8-K”)

10.8	Severance Agreement dated October 8, 1999 by and between Osage Systems Group, Inc. and David S. Olson.	Incorporated by reference to Exhibit 10.39 of the November 22, 1999 Form 8-K

10.9	Employment Agreement with Phil Carter dated November 23, 1999	Filed herewith

10.10	Option to Purchase 700,000 Shares granted to Phil Carter	Filed herewith

10.11	Option to Purchase 510,000 Shares granted to Phil Carter	Incorporated by reference to Exhibit 10.18 to the 1998 Form 10K-SB Filed herewith.

10.12	Registration Rights Agreement dated June 22, 1998 by and among Osage Systems Group, Inc. and John Udelhofen, Michael Durbin, David Durbin and Brian Wolfe, the Shareholders of Open Business Systems, Inc.	Incorporated by reference to Exhibit 10.22 of the July 7, 1998 Form 8-K

10.13	Securities Purchase Agreement dated as of October 8, 1999 by and among Osage Systems Group, Inc., Michael Lancer, Lancer Offshore, Inc., Lancer Partners, L.P. and The Orbiter Fund, Ltd.	Incorporated by reference to Exhibit 10.40 of the November 22, 1999 Form 8-K

10.14	Form of Convertible Subordinated Debenture issued by Osage Systems Group, Inc. to Lancer Offshore, Inc., Lancer Partners, L.P., The Orbiter Fund, Ltd. and Michael Lauer	Incorporated by reference to Exhibit 10.41 of the November 22, 1999 Form 8-K

10.15	Form of Long-Term Warrant issued by Osage Systems Group, Inc. to Lancer Offshore, Inc., Lancer Partners, L.P., The Orbiter Fund, Ltd. and Michael Lauer	Incorporated by reference to Exhibit 10.42 of the November 22, 1999 Form 8-K

21.1	Subsidiaries of the Registrant	Filed herewith.

27.1	Financial Data Schedule	Filed herewith.

      (b)  The Company filed the following reports on Form 8-K during the quarter ended December 31, 1999.

(i) A Report on Form 8-K was filed with the Securities and Exchange Commission on December 7, 1999 relating to changes in the management and majority of the Board of Director .

(ii) A Report on Form 8-K was filed with the Securities and Exchange Commission on November 10, 1999 relating to the resignation of Mark Weiss as a Director and the resignation of John Iorillo as Director and Chief Financial Officer.

INDEPENDENT AUDITORS’ REPORT

Stockholders and Board of Directors

Osage Systems Group, Inc.
Phoenix, Arizona

      We have audited the accompanying consolidated balance sheets of Osage Systems Group, Inc. and subsidiaries (the “Company”) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Phoenix, Arizona

March 31, 2000

OSAGE SYSTEMS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 1999 and 1998

	1999	1998

	(000’s omitted except
	share data)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$2,546	$3,152

Accounts receivable — net of allowance for doubtful accounts of $203 in 1999 and $132 in 1998 (Note 5)	23,198	14,078

Inventories (Note 5)	534	332

Prepaid expenses and other current assets (Note 10)	700	557

Deferred income taxes (Note 11)	568	508

Total current assets	27,546	18,627

Furniture and equipment — Net (Notes 4 and 5)	1,804	1,475

Goodwill — Net (Note 5)	14,577	15,462

Deferred income taxes (Note 11)	2,140	1,392

Other assets	443	205

Total assets	$46,510	$37,161

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Line of credit (Note 5)		$750

Current portion of long-term debt (Notes 5, 8 and 10)	$4,356	1,914

Accounts payable (Note 5)	7,507	15,857

Accrued expenses	2,732	2,142

Accrued restructuring costs (Note 2)	1,287

Deferred revenue	190	1,186

Income taxes payable (Note 11)		70

Total current liabilities	16,072	21,919

LONG-TERM DEBT — Net of current portion (Notes 5, 8 and 10)	14,952	645

CONVERTIBLE SUBORDINATED DEBENTURES (Notes 6 and 14)	1,745

Total liabilities	32,769	22,564

COMMITMENTS AND CONTINGENCIES (Notes 3, 7, 8, 9 and 14)
SERIES D CONVERTIBLE REDEEMABLE PREFERRED STOCK

Issued and outstanding, 1,000 shares in 1999 and 1998; total liquidation preference, $1,000 (Note 3)	1,200	766

SERIES E CONVERTIBLE REDEEMABLE PREFERRED STOCK

Issued and outstanding, 2000 shares in 1999; total liquidation preference, $2,000 (Note 3)	1,713

STOCKHOLDERS’ EQUITY (Notes 3, 9 and 12)

Series A Convertible Preferred, $100 stated value — authorized, issued and outstanding, 10 shares in 1999 and 1998; total liquidation preference, $300,000 in 1999 and 1998	1	1

Series C Convertible Preferred, $50 stated value — authorized, issued and outstanding, 25 shares in 1998; total liquidation preference, $375,000		1

Common stock, $.01 par value — authorized, 50,000,000 shares; issued and outstanding, 10,334,976 shares in 1999 and 9,511,058 shares in 1998	103	95

Additional paid-in capital	21,495	17,434

Accumulated deficit	(10,771)	(3,700)

Total stockholders’ equity	10,828	13,831

Total liabilities and stockholders’ equity	$46,510	$37,161

See notes to consolidated financial statements.

OSAGE SYSTEMS GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

Years Ended December 31, 1999, 1998 and 1997

	1999	1998	1997

	(000’s omitted except share and per share
	data)

REVENUE:

Hardware and software sales	$101,570	$55,047	$13,800

Services and consulting revenues	13,150	5,929	391

Total revenue	114,720	60,976	14,191

COST OF SALES	88,730	49,430	11,670

GROSS PROFIT	25,990	11,546	2,521

OPERATING EXPENSES:

Selling, general and administrative expenses	26,250	15,133	2,776

Restructuring and impairment charges (Note 2)	4,375

Depreciation and amortization	1,610	748	31

Total operating expenses	32,235	15,881	2,807

OPERATING LOSS	(6,245)	(4,335)	(286)

INTEREST EXPENSE — NET	(813)	(218)	(10)

LOSS BEFORE BENEFIT FOR INCOME TAXES	(7,058)	(4,553)	(296)

BENEFIT FOR INCOME TAXES (Note 11)	(648)	(1,529)	(3)

NET LOSS	(6,410)	(3,024)	(293)

SERIES D EMBEDDED DIVIDENDS	434

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,844)	$(3,024)	$(293)

BASIC AND DILUTED LOSS PER SHARE	$(0.70)	$(0.40)	$(0.06)

BASIC AND DILUTED SHARES OUTSTANDING	9,729,131	7,632,407	4,820,000

See notes to consolidated financial statements.

OSAGE SYSTEMS GROUP, INC.

CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY

Years Ended December 31, 1999, 1998, and 1997

	Stockholders’ equity

	Series A		Series B			Series C
	Convertible		Convertible			Convertible
	Preferred Stock		Preferred Stock			Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount

	(000’s omitted except share data)

Balance January 1, 1997								4,820,000	$48

Acquisition of Pacific Rim Entertainment, Inc.			50		$5

Private placement offering	122	$12

Net Loss

Balance December 31, 1997	122	12	50		5			4,820,000	48

Acquisition of Solsource								150,000	2

Acquisition of HV Jones						105	$5

Acquisition of OST								383,334	4

Acquisition of OBS								432,330	4

Acquisition of E-Comm								149,700	1

Issuance of Series D preferred stock and common stock warrants (Note 3)

Issuance of common stock (Note 3)								1,780,294	18

Conversion of preferred stock into common stock (Note 3)	(112)	(11)	(50)		(5)	(80)	(4)	1,795,400	18

Net Loss

Balance December 31, 1998	10	1				25	1	9,511,058	95

Issuance of Series E preferred stock and common stock warrants (Note 3)

Conversion of preferred stock into common stock (Note 3)						(25)	(1)	54,585	1

Series D Embedded Dividends (Note 3)

Issuance of common stock (Note 3)								769,333	7

Value assigned to warrants issued with the convertible debentures (Note 6)

Series D and E Preferred Dividends (Note 3)

Net Loss

Balance December 31, 1999	10	$1		$				$10,334,976	$103

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders’ equity

	Additional	Retained	Total
	Paid-in	Earnings	Stockholders’
	Capital	(Deficit)	Equity

	(000’s omitted except share data)

Balance January 1, 1997		$117	$165

Acquisition of Pacific Rim Entertainment, Inc.	$(716)	(500)	(1,211)

Private placement offering	3,488		3,500

Net Loss		(293)	(293)

Balance December 31, 1997	2,772	(676)	2,161

Acquisition of Solsource	1,029		1,031

Acquisition of HV Jones	1,574		1,579

Acquisition of OST	2,568		2,572

Acquisition of OBS	2,382		2,386

Acquisition of E-Comm	929		930

Issuance of Series D preferred stock and common stock warrants (Note 3)	154		154

Issuance of common stock (Note 3)	6,024		6,042

Conversion of preferred stock into common stock (Note 3)	2

Net Loss		(3,024)	(3,024)

Balance December 31, 1998	17,434	(3,700)	13,831

Issuance of Series E preferred stock and common stock warrants (Note 3)	180		180

Conversion of preferred stock into common stock (Note 3)

Series D Embedded Dividends (Note 3)		(434)	(434)

Issuance of common stock (Note 3)	2,104		2,111

Value assigned to warrants issued with the convertible debentures (Note 6)	1,777		1,777

Series D and E Preferred Dividends (Note 3)		(227)	(227)

Net Loss		(6,410)	(6,410)

Balance December 31, 1999	$21,495	$(10,771)	$10,828

See notes to consolidated financial statements.

OSAGE SYSTEMS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 1999, 1998, and 1997

	1999	1998	1997

	(000’s omitted)

Cash flows from operating activities:

Net loss	$(6,410)	$(3,024)	$(293)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Depreciation and amortization	1,610	748	31

Impairment charge	2,645

Non-operating interest	127

Stock-based compensation	0		300

Loss on disposal of assets	186		2

Loss on disposal of investments			50

Deferred income taxes	(648)	(1,352)	(265)

Interest on employee retention programs		43

Changes in operating assets and liabilities:

Accounts receivable	(9,120)	(7,637)	(35)

Inventories	(202)	205	(4)

Prepaid expenses and other assets	(796)	(294)	22

Accounts payable	(8,349)	10,253	309

Accrued expenses and deferred revenue	876	2,416	125

Income taxes payable	(70)	(192)	262

Net cash (used in) provided by operating activities	(20,151)	1,166	504

Cash flows from investment activities

Capital expenditures	(1,005)	(1,148)	(39)

Acquisition costs, net of cash received	(307)	(6,673)

Investments			(25)

Net cash used in investing activities	(1,312)	(7,821)	(64)

Cash flows from financing activities

Net borrowings under line of credit agreements	14,066	750

Borrowings on long-term debt	3,500	740

Borrowings on convertible debentures	2,820

Principal payments on capital leases	(19)	(39)

Distribution to Osage stockholders			(500)

Repayment of bridge indebtedness			(450)

Net proceeds from sale of common stock and preferred shares	2,595	6,961	3,500

Principal payments on long-term debt	(2,105)	(1,181)

Repayment of note payable due to former parent company			(154)

Purchase of treasury stock			(213)

Acquisition costs			(48)

Net cash provided by financing activities	20,857	7,231	2,135

Net (decrease) increase in cash and cash equivalents	(606)	576	2,575

Cash and cash equivalents, beginning of year	3,152	2,576	1

Cash and cash equivalents, end of year	$2,546	$3,152	$2,576

OSAGE SYSTEMS GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended December 31, 1999, 1998, 1997

	1999	1998	1997

	(000’s omitted)
Supplemental disclosures of cash flow information

Cash paid for interest	$584	$257	$10

Income taxes paid	$0	$17

Income taxes refunded	$15	$47

Supplemental disclosures of non-cash investing and financing activities:

Non-cash aspects of Solsource acquisition:

Stock issued		$1,031

Fair value of assets acquired other than cash		$1,340

Deferred tax asset acquired		$14

Liabilities assumed		$1,758

Goodwill recorded in connection with acquisition of Solsource		$1,689

Non-cash aspects of HV Jones acquisition:

Stock issued		$1,580

Fair value of assets acquired other than cash		$602

Deferred tax asset acquired		$141

Liabilities assumed		$1,226

Note forgiveness		$60

Goodwill recorded in connection with acquisition of HV Jones		$2,601

Non-cash aspect of OST acquisition:

Stock issued		$2,572

Fair value of assets acquired other than cash		$1,664

Deferred tax asset acquired		$168

Liabilities assumed		$784

Employee retention program		$420

Note payable		$238

Goodwill recorded in connection with acquisition of OST		$4,801

Non-cash aspects of OBS acquisition:

Stock issued		$2,386

Fair value of assets acquired other than cash		$2,009

Liabilities assumed		$1,699

Deferred tax liability assumed		$43

Goodwill recorded in connection with acquisition of OBS		$4,047

	1999	1998	1997

	(000’s omitted)

Non-cash aspects of E-Comm acquisition:

Stock issued		$930

Fair value of assets acquired other than cash		$257

Deferred tax asset acquired		$32

Liabilities assumed		$88

Employee retention program		$64

Goodwill recorded in connection with acquisition of E-Comm		$1,098

Non-cash aspects of the systems integration business of IntraNet Solutions, Inc. acquisition:

Deferred tax asset acquired		$26

Note payable		$785

Employee retention program		$60

Goodwill recorded in connection with acquisition of the systems integration business of IntraNet		$1,702

Commitment fee on notes payable (Note 10)		$183

Non-cash aspects of LSI acquisition:

Note payable	$500

Fair value of assets acquired other than cash	$9

Liabilities assumed	$5

Goodwill recorded in connection with acquisition of LSI	$736

Common stock issued for earn-outs	$1,500

Series D Embedded Dividend	$434

See notes to consolidated financial statements.

OSAGE SYSTEMS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 1999, 1998 and 1997

1.  Description of Business and Summary of Significant Accounting Policies

      Description of Business — Osage Systems Group, Inc. (the “Company”), through its wholly-owned subsidiaries, provides network computer solutions through a broad range of information technology services primarily in the states of Arizona, Texas, Florida, Illinois, Wisconsin, Minnesota, Virginia and New York. Such services are intended to transform discrete hardware and software components into integrated systems and provide solutions to complex information technology problems.

      On November 11, 1997, the former parent of Osage Computer Group, Inc. (“Osage”), Sun Up Enterprises, Inc. (“Sun Up”) was merged into Osage. In conjunction with such merger, Sun Up’s separate corporate existence ceased.

      On December 22, 1997, the Company acquired Osage pursuant to the terms of a Merger Agreement dated November 5, 1997 (the “Merger Agreement”) with Pacific Rim Entertainment, Inc., a publicly traded company. Upon the closing of the merger, through a wholly-owned subsidiary, the Company acquired 100 percent of the outstanding capital stock of Osage in exchange for consideration paid to the former stockholders of Osage (the “Osage Stockholders”) consisting of: (i) $500,000 in cash; (ii) 900,000 newly-issued shares of common stock; (iii) 200,000 newly-issued shares of common stock; (iv) 50 shares of Series B $3.00 convertible preferred stock (the “Series B Shares”), which are convertible into 500,000 shares of common stock (Note 2); and (v) options with a term of six years that permit the purchase of 800,000 shares of common stock (Note 12).

      Contemporaneous with the merger, the Company completed a private placement offering to accredited investors (the “Offering”) of $3,660,000, consisting of 122 shares of Series A $3.00 convertible preferred stock (the “Series A Shares”). Part of the proceeds was used by the Company to: (i) retire approximately $450,000 of debt; (ii) pay the $500,000 cash component of the merger consideration to the Osage Stockholders; and (iii) pay $160,000 of related fees for such offering. The remainder of the proceeds was used to finance the Company’s strategic acquisition strategy and working capital requirements.

      On March 10, 1998, the Company changed its name from Pacific Rim Entertainment, Inc. to Osage Systems Group, Inc.

      For accounting purposes, the merger is considered a reverse acquisition with Osage being the accounting acquirer and Pacific Rim Entertainment, Inc. being the legal acquirer. Accordingly, because the Osage Stockholders retained voting and operating control of the combined entity, the merger consideration was allocated to the net assets of the Company followed by a re-capitalization of Osage. All historical share and per share amounts have been restated to retroactively reflect the reverse acquisition.

      During 1998, the Company commenced an aggressive acquisition strategy to enhance its position in its current markets and acquire operations in new markets. To effectuate this growth, the Company made one acquisition during 1999 and six acquisitions during 1998.

      On March 17, 1998, the Company acquired Solsource Computers, Inc. (“Solsource”) pursuant to the terms of an Agreement and Plan of Merger. Upon closing, through a wholly-owned subsidiary, the Company acquired 100 percent of the outstanding capital stock of Solsource for merger consideration of $1.1 million; consisting of $200,000 in cash and $900,000 in newly issued common shares priced at $6.00 per share. In addition, the agreement requires earn-out incentive shares of $1.0 million to be issued if Solsource achieves certain performance targets based upon performance criteria established for the one-year anniversary following the date of acquisition. This business was closed in 1999 as part of the restructuring plan (Note 2).

      On March 17, 1998, the Company also completed the acquisition of H.V. Jones, Inc. (“HV Jones”) pursuant to the terms of an Agreement and Plan of Merger dated February 27, 1998. Upon closing, through a wholly-owned subsidiary, the Company acquired 100 percent of the outstanding capital stock of HV Jones for

OSAGE SYSTEMS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

merger consideration of $1,975,000; consisting of $395,000 in cash and $1.58 million (105.3 shares) in Series C Convertible Preferred Stock (“Series C Shares”) which converts into common stock during the next four quarters (Note 3). In addition, the agreement requires earn-out incentive shares of $2.7 million to be issued over a two-year period if HV Jones achieves certain performance targets based upon performance criteria established for the one and two year anniversaries following the date of acquisition. On July 6, 1999, the Company issued 144,535 shares of common stock valued at $1,000,000 to the former shareholder of HV Jones as HV Jones achieved certain performance targets.

      On April 24, 1998, the Company completed the acquisition of 100 percent of the outstanding capital stock of Open Systems Technologies, Inc. (“OST”) for merger consideration of $5.26 million; consisting of $2.76 million in cash ($260,000 is payable no later than March 31, 1999), $2.0 million in newly issued common shares priced at $6.00 per share and $500,000 in a key employee retention program. The key employee retention program is payable to key employees or the selling shareholders within 30 days following the end of the 24th month of the closing of the acquisition and is payable in equal portions of cash and common stock.

      On June 22, 1998, the Company completed the acquisition of 100 percent of the outstanding capital stock of Open Business Systems, Inc. (“OBS”) for merger consideration of $4.0 million; consisting of $2.0 million in cash and $2.0 million in newly issued common shares priced at $5.52 per share. In addition, the agreement requires earn-out incentive shares of $3.0 million to be issued over a three-year period if OBS achieves certain performance targets based upon performance criteria established for the one, two and three year anniversaries following the date of acquisition. On September 29, 1999, the Company issued 579,710 shares of common stock valued at $500,000 to the former shareholders of OBS as OBS achieved certain performance targets.

      On October 8, 1998, Osage acquired Electronic Commerce Network Solutions Corporation (“E-Comm”) pursuant to the terms of an Agreement and Plan of Merger. Upon closing, through a wholly-owned subsidiary, Osage acquired 100 percent of the outstanding stock of E-Comm for merger consideration of $1.25 million; consisting of $232,500 in cash, $930,000 in newly issued common shares priced at $6.21 per share and $87,500 in a key employee retention program. $17,500 of the key employee retention program was paid at closing, with the remaining $70,000 payable to key employees or the selling shareholders within 60 days following the end of the first anniversary of the closing of the acquisition and is payable in shares of the Company’s common stock. In addition, the agreement requires earn-out incentive of $500,000 (20% cash and 80% common stock) to be issued over a two year period if E-Comm achieves certain performance targets based upon performance criteria established for the one and two year anniversaries following the date of acquisition. This business was closed in 1999 as part of the restructuring plan (Note 2).

      On October 15, 1998, the Company completed the acquisition of the systems integration business of IntraNet Solutions, Inc. (“IntraNet”) for merger consideration of $1.6 million; consisting of $715,000 in cash, $785,000 in the form of a note payable, of which $250,000 was due and payable within 30 days after the closing and the remaining principal amount of $535,000 is due and payable within 90 days after the closing, and $100,000 in a key employee retention program. Of the key employee retention program, $35,000, was paid at closing, with the remaining $65,000 payable to key employees or the selling shareholders within 30 days following the end of the first anniversary of the closing of the acquisition in shares of the Company’s common stock. In addition, the agreement requires earn-out incentive shares valued at $1.0 million to be issued over a two-year period if IntraNet achieves certain performance targets based upon performance criteria established for the one and two year anniversaries following the date of acquisition. No amounts were due under the one year earn-out.

      On August 11, 1999, Osage completed the acquisition of the business intelligence and data warehousing practice of Leveraged Solutions, Inc. (“LSI”) for merger consideration of $740,000, consisting of $240,000 in cash and a note for $500,000.

OSAGE SYSTEMS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The LSI, Solsource, HV Jones, OST, OBS, E-Comm and the systems integration business of IntraNet acquisitions were accounted for using the purchase method of accounting for business combinations. The excess of assets acquired over liabilities assumed has been allocated to goodwill and is being amortized over periods ranging from 5 to 20 years. Results of operations of LSI, Solsource, HV Jones, OST, OBS, E-Comm and the systems integration business of IntraNet have been included in the Company’s consolidated statements of operations from their respective acquisition dates.

      The unaudited proforma combined condensed financial information below does not purport to represent the results of operations that would have actually resulted had the purchases occurred on the indicated dates, nor should it be taken as indicative of future results of operations. The proforma information assumes the acquisitions were made at the beginning of each year presented.

	Fiscal Year

	1999	1998	1997

	(in thousands except per share amounts)

Net sales	$114,720	$83,046	$62,599

Operating loss	$(6,245)	$(4,571)	$(1,160)

Net loss	$(6,410)	$(3,180)	$(1,706)

Net loss per share	$(0.70)	$(0.33)	$(0.18)

      Significant accounting policies are as follows:

Basis of Consolidation — The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, Osage Computer Group, Inc., H.V. Jones, Inc., Solsource Computers, Inc., Open Systems Technologies, Inc., Open Business Systems, Inc., Osage Systems Group Minnesota, Inc. and Osage Support Center, Inc. (the “Support Center”), (collectively, the “Company”). All significant intercompany balances and transactions are eliminated in consolidation.

Cash and Cash Equivalents — The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventories, which consist of finished goods, are recorded at the lower of cost (first-in, first-out) or market.

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives range from three to seven years.

Goodwill relating to the acquisitions made during 1999 and 1998, respectively, is being amortized on a straight-line basis over periods ranging from 5 to 20 years. For the years ended December 31, 1999 and 1998, amortization expense was $1,110,426 and $475,471, respectively, and accumulated amortization at December 31, 1999 and December 31, 1998 was $1,249,998 and $475,471, respectively.

Revenue Recognition — The Company recognizes sales of products when the products are shipped and services and support revenue are recognized when the applicable services are rendered. Prior to November 1, 1998, preventative maintenance contracts sold to customers were provided by an unrelated company. Upon sale of a preventative maintenance contract, the Company recognized the sale and related cost in its statement of operations. Effective, November 1, 1998, the Support Center commenced operations whereby the service relating to preventative maintenance contracts sold to customers is initially handled by the Support Center. Accordingly, the sale and related costs of such contracts were recognized over the term of the contract. Effective April 1999, all remaining preventative maintenance contracts were assigned to a third party resulting in the elimination of the deferred revenue and prepaid cost attributable to these contracts.

OSAGE SYSTEMS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes — The Company accounts for income taxes using the asset and liability approach, which can result in recording tax provisions or benefits in periods different than the periods in which such taxes are paid or benefits realized. Deferred income taxes are recorded for the difference between the book and tax basis of various assets and liabilities which can provide for current recognition of expected tax benefits from temporary differences that will result in deductible amounts in future years.

Net Income (Loss) Per Common Share — Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year after giving effect to stock options and the conversion of preferred shares considered to be dilutive. Because the Company incurred a loss for the years ended December 31, 1999 and 1998 and 1997, the effects of the potential dilutive securities discussed in Notes 1, 3 and 12 are not included in the calculations.

Financial Instruments and Concentration of Credit Risk — Financial instruments which potentially subject the Company to a concentration of credit risk consist of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for probable credit losses and such losses have been within management’s expectations. Write-offs of accounts receivable have not been material for any of the periods presented.

The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates the carrying value due to the short-term nature of these instruments. Management has estimated that the fair values of the notes payable approximate the current balances outstanding, based on currently available rates for debt with similar terms.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impairment — The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets may warrant revision or that the remaining balance of these assets may not be recoverable. When factors indicate that these assets should be evaluated for possible impairment, the Company’s management uses several factors including, among other the Company’s projection of future operating revenues relating to these assets and their related impact on cash flows.

New Accounting Pronouncements — In June 1998, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes standards for the accounting and reporting for derivative instruments and for hedging activities. During June 1999, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the effective Date of FASB Statement 133. The Statement defers the effective date of SFAS 133 to fiscal 2001. The Company has not completed evaluating the impact of implementing the provisions of SFAS No. 133.

Reclassifications — Certain reclassifications have been made to conform the prior years’ financial statement amounts to the current year classifications.

2.  Restructuring and Impairment Charges

      During the Company’s third quarter ended September 30, 1999, the Company announced and began to implement a restructuring program aimed at eliminating unprofitable operations, reducing overhead and

OSAGE SYSTEMS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

focusing on long-term profitability. The restructuring plan is broad-based and includes virtually all aspects of the Company’s operations and processes. The restructuring activity resulted in the planned elimination of approximately forty-five positions, including several senior executive personnel, replacing two senior executives, vacating certain leased facilities and canceling certain contracts. These actions resulted in aggregate charges of $2.2 million.

      In addition during the third quarter, the Company recorded a $2.9 million charge to write down fixed assets and purchased goodwill associated with the acquisitions of Solsource in March 1998 and E-Comm in October 1998. The impairment write down is primarily based on the facts that each of the operations have operated at a loss since acquisition and the forecast demonstrates that the entity will not produce positive cash flow on a stand-alone basis or the Company has decided to withdraw business presence in that particular marketplace. As the sum of estimated undiscounted cash flows are less than the carrying amount of the asset, the Company recognized an impairment loss.

      During the fourth quarter, the Company adjusted the restructuring plan which resulted in a reduction of $747,614 of accrued restructuring costs. Severance costs were reduced by $397,614 which reflected a reclassification of $312,720 to capitalize noncompete covenants and higher than expected attrition rates. The company also reduced its estimate of the cost of settling a customer contract dispute by $100,000. Goodwill impairment was reduced by $250,000 as a result of a settlement of estimated liability under the Ecomm acquisition agreement. For the year ended December 31, 1999, the Company recorded a total of $4.3 million of restructuring and other one-time charges.

      The components of the restructuring charge for the year ended December 31, 1999 are as follows:

	Beginning	Cash		Remaining
Description	Accrual	Expenditures	Adjustment	Accrual

Severance and related charges	$1,501,938	$390,646	$397,614	$713,678

Facilities	$332,697	$37,200		$295,497

Canceled contracts	$393,202	$15,694	$100,000	$277,508

Total	$2,227,837	$443,540	$497,614	$1,286,683

3.  Convertible Preferred Stock and Capital Stock

      The Company’s capital stock consists of common stock, Series A Preferred, Series C Preferred, Series D Preferred and Series E Preferred. The Series A Preferred shares have no voting rights, do not share in dividends, are each convertible at any time into 10,000 shares of voting common stock, and beginning June 22, 1998, six months from issuance, are redeemable by the Company at its discretion at $3.00 per share. As of December 31, 1999 and 1998, 10 Series A Shares with a principal amount of $300,000 remain outstanding. The Series A Preferred shares are redeemable by the Company provided (1) the average of the closing bid and ask prices of the Company’s common stock has exceeded $5.00 per share for the 20 trading days preceding the date notice of redemption is given to the holders of the Series A Preferred shares, (2) the shares of the common stock issued or issuable upon conversion of the Series A Preferred shares are subject to an effective registration statement, and (3) the placement agent of the offering shall have waived any restrictions upon the resale of such shares.

      The Series C Preferred Shares participate in common stock dividends on an “if converted” basis. The Series C Shares have no voting rights and are each convertible into common stock during the four quarters that commenced on March 31, 1998, at a conversion rate equal to the lower of $6.87 or a 33 percent premium over the average closing price of a Company’s common stock for the 10 trading days prior to each date of conversion. During 1998, 80.3 Series C Shares were converted into 175,400 shares of common stock. During

OSAGE SYSTEMS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1999, the remaining Series C Preferred shares outstanding were converted into 54,585 shares of common stock.

      During 1998, the Company completed a private placement offering for 1,000 shares of Series D Preferred shares (the “Series D Shares”). In connection with the private placement, 100,000 warrants to purchase common stock of the Company at $5.97 per share were granted to the investor.

      The Series D Preferred shares have no voting rights prior to conversion (discussed below). Subject to and after making provision for the rights and preferences of the Series A and the Series C Shares, the holders of the Series D Shares shall be entitled to a liquidation preference equal to $1,000 plus 8 percent per annum thereon from the issuance date. Accordingly, if the Company liquidates or dissolves, after payment to all creditors and payment of the liquidation preference to holders of Series A and Series C Shares, no distribution shall be made to the holders of the Common Stock, unless prior thereto, holders of the Series D Shares shall have received a liquidation preference of $1,000 plus eight percent per annum per share.

      The holder of the Series D Shares shall be entitled to cumulative dividends of 8 percent per annum accruing from the date of issuance. The holder may elect to receive the dividends in the form of shares of common stock.

      The holder of the Series D Shares has the right at any time to convert the $1,000,000 principal amount of the shares, plus any and all accrued dividends therein, into shares of Common Stock at the Series D conversion rate of $4.975 per share. The Series D conversion rate is subject to adjustment if the Company fails to comply with certain redemption provisions described below. As so adjusted, the conversion rate shall be equal to the lesser of $4.975 or 80 percent of the three lowest closing bid prices of the common stock during the five trading days immediately preceding the conversion date.

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

      The Series D Shares may be redeemed at the option of the holder upon 10 business days written notice after the first anniversary of the issuance date if the closing bid price calculated as of the first anniversary of the issuance date is less than the conversion price as of the issuance date. The redemption price shall be 120 percent of the stated value ($1,000 per share) plus accrued and unpaid dividends. Failure to comply with these redemption provisions would result in an adjustment to the conversion price.

      At the date of issuance, the carrying amount of the redeemable preferred stock was decreased by $154,000, the fair value of the common stock warrants, with a credit to additional paid-in capital. As of December 31, 1999 the preferred stock became redeemable at the option of the holder. Therefore, the preferred stock was accreted to its redemption value with an increase to the net loss in the consolidated statement of operations to arrive at the amount of loss attributable to common shareholders. Additionally, because the redeemable preferred stock has conditions for redemption that are not solely within the control of the Company, it has been classified outside of permanent equity in the accompanying consolidated balance sheet.

      On February 9, 1999, the Company completed a private placement offering for 2,000 shares of Series E Preferred shares (the “Series E Shares”). In connection with the private placement, 150,000 warrants to purchase common stock of the Company at $7.875 per share were granted to the investor and broker.

OSAGE SYSTEMS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Series E shares have a liquidation preference of $1,000 per share plus 8 percent per annum from the issuance date per Series E share, have no voting rights prior to conversion and have similar rights and features as the Series D Preferred shares. The Series E shares are convertible into common stock at a conversion price of $6.5625 per share, subject to adjustment.

      The carrying amount of the redeemable preferred stock has been decreased by $180,000, the fair value of the common stock warrants, with a credit to additional paid in capital. This amount will be amortized as a deduction from net income in the consolidated statement of operations to arrive at the amount of net (loss) income available to common shareholders. Additionally, because the redeemable preferred stock has conditions for redemption that are not solely within the control of the Company, it has been classified outside of permanent equity in the accompanying consolidated balance sheet and will be accreted to its redemption value.

      During 1998 and 1999, the Company completed the following private placement offerings:

		Price	Net Proceeds		Price
Description	Shares	Per Share	After Costs	Warrants	Per Share

1998

Sale of common shares	600,000	$3.50	$1,912,670	200,000	$3.50

Sale of common shares	700,000	$3.50	$2,290,828

Sale of common shares	175,000	$4.25	$691,427	25,000	$4.25

Sale of common shares	235,294	$4.25	$980,000	150,000	$4.25

Sale of common shares	70,000	$4.75	$286,373	35,000	$5.25

1999

Sale of common shares	20,000	$4.75	$85,500	20,000	$5.25

4.  Furniture and Equipment

      Furniture and equipment at December 31 consists of the following:

	1999	1998

Computer hardware	$2,022,930	$1,610,061

Furniture and fixtures	395,041	276,789

Leasehold improvements	33,961

Construction in Progress	233,846

Computer software	492,212	525,917

Total	3,177,990	2,412,767

Less accumulated depreciation	1,374,274	937,483

Furniture and equipment — net	$1,803,716	$1,475,284

5.  Debt Agreements

      In 1999 the Company established a $20 million revolving line of credit facility with Coast Business Credit (“Coast”). The Company’s ability to borrow under the facility is based upon its eligible accounts receivable, with the company able to borrow 85% of that amount. The line of credit matures on July 31, 2002. Amounts outstanding under the facility are split into two components, a revolving credit line and a factoring line. Borrowings under the revolving credit line bear interest at prime (8.5% at December 31, 1999) plus 1.25%. Amounts outstanding under the factoring line do not bear interest for the first sixty days, after that they are transferred to the revolving credit line. Total outstanding borrowings under the facility were $14,816,478 at December 31, 1999, of which $12,152,982 was non-interest bearing.

OSAGE SYSTEMS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Coast arrangement replaced a $13 million credit facility with FINOVA Capital Corporation (“FINOVA”) that consisted of both a revolving line of credit and an inventory line. Borrowings under the FINOVA revolving line of credit could not exceed $10.5 million at any one time and bore interest at prime plus 3 percent. Amounts outstanding under the FINOVA inventory line which were paid within 60 days of invoice date did not bear interest. Interest was payable monthly on amounts outstanding over 60 days at prime plus 6 percent. Outstanding borrowings under the FINOVA revolving line of credit were $750,000 at December 31, 1998. Amounts outstanding under the FINOVA inventory line of $9,597,463 at December 31, 1998 are classified in the accompanying consolidated balance sheets with accounts payable.

      The Coast credit facility is collateralized by accounts receivable, inventory, equipment and intangibles and requires, among other things, a quarterly minimum cash requirement, and a quarterly minimum EBITDA (earnings before interest, taxes, depreciation and amortization) requirement.

      Coast also provided in 1999 a term loan in the amount of $1,000,000. The loan amortizes over a two year period with interest payable at 11% per annum.

      In November, 1999 the company restructured a portion of its accounts payable into a vendor loan of $2,500,000. This loan amortizes over a one year period with interest payable at 10% per annum.

      Long term debt at December 31, 1999 and 1998 consists of the following:

	1999	1998

Line of credit	14,816,478

Vendor loan	2,224,071

Term loan	875,000

Note payable relating to the acquisition of LSI (Note 1)	500,000

Notes payable to executive officers (Note 10)	91,060	923,000

Note payable to IntraNet (Notes 1 and 10)		535,000

Notes payable relating to various employee retention programs (Note 1)	606,666	572,275

Note payable relating to the acquisition of OST (Note 1)		252,761

Capital lease obligations (Note 8)	13,307	31,869

Note payable, guaranteed by the U.S. Small Business Administration, interest at prime (8.5% at December 31, 1999) plus 2.75%, due in monthly installments through 2003	81,638	105,967

Note payable, guaranteed by the U.S. Small Business Administration, interest at prime (8.5% at December 31, 1999) plus 2.75%, due in monthly installments through 2002	99,808	138,310

Total	19,308,028	2,559,182

Less current maturities	4,355,944	1,914,078

Long-term debt — net	$14,952,084	$645,104

OSAGE SYSTEMS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Debt maturities for the Company are as follows:

2000	$4,355,944

2001	$61,101

2002	$14,877,537

2003	$13,446

2004	0

      The notes payable relating to the acquisition of OST and the employee retention programs arising from the acquisitions of OST and E-Comm have been discounted at 8.75 percent per year over the period such notes remain outstanding (Note 1). Noncash interest expense on the notes amounted to $57,000 and $43,000 for the years ended December 31, 1999 and 1998, respectively.

6.  Convertible Subordinated Debentures

      On November 22, 1999, the Company completed a private placement offering for $3 million principal amount 10% Convertible Subordinated Debentures (the “Debentures”). In connection with the private placement, common stock purchase warrants were granted to the holder and to the broker. The principal amount of the Debentures is payable on November 22, 2001 with interest payable at the rate of ten percent (10%) per annum on a quarterly basis commencing December 31, 1999. Interest may be paid in cash, or at the option of the holder, in shares of Common Stock priced at the “Conversion Price” of the Debentures. At the option of the holder, the Debentures are convertible into shares of the Company’s Common Stock at the Conversion Price per share at any time prior to maturity, commencing once stockholder approval of the conversion feature has been obtained. However, once stockholder approval of the conversion feature has been obtained and the shares of Common Stock issuable upon the conversion of the Debentures may be resold under an effective registration statement filed with the Securities and Exchange Commission, the Debentures shall automatically convert into shares of the Company’s Common Stock at the Conversion Price. The Conversion Price shall be $.30 per share of Common Stock (reflective of a twenty (20%) percent discount to the closing bid price of the Common Stock on October 8, 1999). See Note 14 for subsequent events related to the Debentures.

      The convertible debenture has a beneficial conversion feature that reflects a conversion price that was a discount to the price of the common stock on the date the debenture was priced. The beneficial conversion feature was valued at $750,000 at the date of issuance. Since the debt is convertible at any time after stockholder approval, this amount will be charged to interest expense at the date stockholder approval is obtained.

      The Debentures were privately offered as a Unit, together with warrants that, subject to certain vesting provisions, entitled the holder to contingently purchase twenty million (20,000,000) shares of Common Stock of the Company at an exercise price of $.30 per share. The warrants consist of 5-year warrants to purchase ten million (10,000,000) shares of Common Stock of the Company (the “Long-Term Warrants”) and 90-day warrants to purchase ten million (10,000,000) shares of Common Stock of the Company (the “Short-Term Warrants”). All of the Short-Term Warrants expired on February 22, 2000. The Long-Term Warrants shall vest only once stockholder approval of the exercise feature of these warrants is obtained. In connection with this transaction the Company paid an investment banking fee of $180,000 in cash and agreed to issue five year warrants to purchase 350,000 shares of common stock at $.30 per share.

      The carrying amount of the Debentures has been decreased by $1,325,840, the fair value of the common stock warrants issued to the holder. This amount will be amortized as interest expense over the term of the convertible debt. During 1999, the company amortized $70,711 as interest expense.

OSAGE SYSTEMS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Segment Reporting and Significant Customers

      The Company engages in business activities in one operating segment which provides network computers solutions through information technology services. The chief operating decision-makers are provided information about the revenues generated in key client industries. The resources needed to deliver the Company’s services are not separately reported by industry. The Company’s services are delivered to clients primarily in the U.S., and the Company’s long-lived assets are all located in the U.S.

      Sales to significant customers as a percentage of net sales for the years ended December 31 are as follows:

	1999	1998	1997

Customer A	15.0%	16.7%	64.8%

Customer B	2.0%	10.0%

8.  Commitments and Contingencies

      The Company leases office space and office equipment under noncancellable operating leases which expire through 2004. Future minimum lease payments under noncancellable operating leases at December 31, 1999 are approximately as follows:

2000	$1,119,000

2001	864,000

2002	705,000

2003	610,000

2004	368,000

Total	$3,666,000

      Total rent expense was $1,038,373, $536,400 and $81,983, net of rent income from a month-to-month sublease of $30,000, $22,000 and $23,700 for the years ended December 31, 1999, 1998 and 1997, respectively.

      The Company leases computer equipment under agreements classified as capital leases. The cost and accumulated depreciation of equipment of $133,578 and $124,373, respectively, are included in furniture and equipment in the accompanying consolidated financial statements as of December 31, 1999.

      Future minimum lease payments on capital lease obligations are due as follows:

2000	$5,847

2001	5,847

2002	3,898

Total future minimum lease payments	15,592

Less amount representing interest	2,285

Present value of future minimum lease payments	13,307

Less current portion	4,695

Non-current portion	$8,612

      The Company is involved in litigation and various other legal matters that have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of existing matters will have a material adverse effect on its financial condition, results of operations, or cash flows.

      On or about March 7, 2000, Halifax Fund, L.P. commenced an action against the Company, as well as Michael Lauer and three investment funds managed by him, Lancer Offshore, Inc., Lancer Partners, L.P. and

OSAGE SYSTEMS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Orbiter Fund, Ltd. (collectively “Lancer”) in the Supreme Court of the State of New York (the “Court”) captioned Halifax Fund, L.P. v. Osage Systems Group, Inc., Michael Lauer, Lancer Offshore, Inc., Lancer Partners, L.P. and Orbiter Fund, Ltd., Supreme Court of the State of New York, County of New York (Index No. 600993/00). In its complaint, Halifax alleges that the Company breached a contractual obligation to offer Halifax a right of first refusal to participate in a financing transaction the Company completed with Lancer in November 1999 [Note 6]. Halifax also alleges that the Company breached a contractual obligation to register securities issuable upon the conversion of preferred stock Halifax purchased from the Company in February 1999. Halifax seeks: (i) monetary damages in excess of $23 million for the alleged breaches of contract; (ii) specific performance of the right of first refusal; (iii) injunctive relief preventing the Company from issuing shares of its common stock to Lancer upon the conversion of debentures and the exercise of warrants granted in the Lancer financing (collectively, the “Derivative Securities”); and (iv) injunctive relief preventing the Company from soliciting stockholder approval for the Lancer financing, which is necessary condition precedent for the issuance of the Company’s common stock under the Derivative Securities issued to Lancer.

      As to the remainder of the substantive claims, the Company is in the process of investigating the matter and has tentatively concluded that no breach of contract occurred. It has arrived at this conclusion in reliance on information provided by its investment bankers that they provided Halifax with the requisite written right of first refusal offer in compliance with the Company’s contractual obligation to do so. Accordingly, the Company intends to vigorously defend the matter.

      Since the Company’s investigation of the matter has not yet been completed, and since no assurances can be provided as to the ultimate outcome of litigation, particularly where fact-based disputes may arise, the Company cannot assure that it will not be subject to any liability thereunder. In the event that it is successful in asserting its claims, Halifax may be awarded relief consisting of, among others, the right to purchase securities of the Company on the same terms as the Derivative Securities offered to Lancer (in which case the Company may be caused to issue additional securities convertible into up to 20,000,000 shares of the Company’s common stock) or monetary damages which may, if fully awarded, exceed the Company’s current asset value. Due to the Company’s belief that the claims are without merit, no provision has been established for any potential liability arising out of the litigation.

      On October 29, 1999 John E. Udelhofen and E. Michael Durbin filed an action in the United States District Court for the Northern District of Illinois against the Company. The Plaintiffs are former shareholders of Open Business Systems, Inc. (“OBS”). On June 22, 1998 Osage purchased all of the outstanding shares of OBS and the Plaintiffs entered into employment contracts with Osage. On August 17, 1999, Osage terminated the Plaintiffs’ employment contracts. In the lawsuit the Plaintiffs claim their employment contracts were wrongfully terminated and seek damages in excess of $75,000 as well as declaratory relief. The Plaintiffs also claim that Osage breached the Registration Rights Agreement entered into by the parties in connection with the sale of the stock of OBS. The Plaintiffs claim Osage failed to timely file the necessary registration statement with the Securities and Exchange Commission with respect to the registration for resale of the Osage stock distributed to plaintiffs in connection with the transaction. Plaintiffs also claim that they are owed additional sums pursuant to the “earnout” provisions of the Agreement by which Osage purchased OBS. Osage has answered Plaintiffs’ claims denying that they are entitled to any relief. Additionally Osage is asserting counterclaims against certain of the Plaintiffs for violation of provisions of both the Purchase Agreement and their employment agreements. Osage accordingly believes it has valid defenses to all of the Plaintiffs’ claims and intends to vigorously defend the matter.

9.  Employee Benefit Plans

      On January 1, 1999, the Board of Directors adopted the Osage Systems Group, Inc. 401(k) and Profit Sharing Plan (the “Plan”) covering substantially all employees of the Company or its wholly owned

OSAGE SYSTEMS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiaries who have attained the age of 21 and completed three months of service. The Plan is designed to be qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended. Each participant may elect to contribute up to 15 percent of his or her gross compensation up to the maximum allowed by the Internal Revenue Service. The Company can make annual discretionary matching contributions. No company contributions have been made to this plan.

      Previously, the Company sponsored a qualified contributory 401(k) plan (the “Osage Plan”) that covered all employees who had attained the age of 21 and completed six months of service. The Company could make discretionary matching contributions. No matching contributions have been made under the Osage Plan. On December 31, 1998, contributions to the Osage Plan were ceased. Furthermore, the Osage Plan was merged into the Plan as of January 1, 1999. The Company completed the transfer of assets from the Osage Plan to the Plan in the first half of 1999.

      Previously, Solsource, OST and OBS each sponsored a qualified contributory 401(k) plan that covered all employees who had attained the age of 21 and completed required continuous months of service. The plans of Solsource, OST and OBS (the “Former Plans”) could make discretionary matching contributions. Matching contributions under the OST and OBS plans amounted to $21,216 and $16,153, respectively, for the year ended December 31, 1998. On December 31, 1998, all contributions to the Former Plans were ceased. Furthermore, the Former Plans were merged into the Plan as of January 1, 1999. The Company completed the transfer of assets from the Former Plans to the Plan in the first half of 1999.

      On January 1, 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the “Stock Purchase Plan”), which is subject to stockholder approval during the annual meeting of stockholders in June 1999. The Company has authorized 250,000 shares of the Company’s common stock for purchases under the Stock Purchase Plan. The Stock Purchase Plan permits eligible employees to purchase shares of common stock, subject to limitations provided by Section 423(b) of the Internal Revenue Code, through accumulated payroll deductions. Each participating employee may purchase an amount up to 10 percent of the participant’s compensation and purchases by any one employee may not exceed $25,000 in fair market value in any one year. The purchases are made four times per year at a price equal to the lesser of (i) 85 percent of the fair market value of the Company’s common stock on the first business day of the payment period or (ii) 85 percent of the fair market value of the Company’s common stock on the last day of the payment period. During 1999 69,943 shares at a weighted average price of $1.76 were purchased pursuant to the plan.

10.  Related Party Transactions

      In connection with the acquisition of the systems integration business of IntraNet on October 15, 1998, certain former officers loaned funds to the Company and pledged personal stock of the Company to guarantee the remaining purchase price with a combined value of $1,525,000 to fund the purchase price. In conjunction with the loan and stock pledge, a commitment fee of $183,000 was recorded. The commitment fee and loan, $91,060 and $923,000 as of December 31, 1999 and 1998, respectively, accrue interest at the rate of 10 percent per annum. Interest paid to former officers on notes payable amounted to $33,528 and $19,742 for the years ended December 31, 1999 and 1998.

      On December 4, 1998, the Company entered into an Investing Banking Agreement with an investment banking company for financial advisory and acquisition services. A former director of the Company is the Managing Director of this company. In consideration for such services, the Company granted this company a warrant to purchase 50,000 shares of common stock at an exercise price of $4.75 per share. The warrants expire on December 4, 2000. Pursuant to the terms of the Investment Banking Agreement, the Company further agreed to pay this company a monthly fee and additional compensation in the form of cash or warrants in the event that the Company consummates certain financing transactions or acquisitions with third parties introduced to it by this company.

OSAGE SYSTEMS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Included in prepaid expenses and other current assets in the accompanying consolidated balance sheets as of December 31, 1998 is $13,000 due from employees of the Company.

11.  Income Taxes

      The deferred income tax asset at December 31 is comprised of the following:

	1999	1998

Use of cash basis of accounting for income tax purposes	$30,000	$51,000

Allowance for doubtful accounts	68,000	51,000

Compensation	470,000	350,000

Other		56,000

Net current assets	$568,000	$508,000

	1999	1998

Net operating loss carryforwards	$3,056,000	$1,806,000

Goodwill	(102,000)	(41,000)

Property	9,000	(10,000)

Discount on subordinated debt	(477,000)

Other	(96,000)

Valuation allowance on net operating loss carryforwards	(250,000)	(363,000)

Net noncurrent assets	$2,140,000	$1,392,000

      The income tax provision consists of the following for the years ended December 31:

	1999	1998	1997

Current:

Federal			$207,000

State	$58,000	$38,000	55,000

Deferred:

Federal	(631,000)	(1,417,000)	(228,000)

State	(75,000)	(150,000)	(37,000)

Income tax provision	$(648,000)	$(1,529,000)	$(3,000)

      Reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for the years ended December 31 is as follows:

	1999	1998	1997

Federal statutory rate	(34.0)%	(34.0)%	(34.0)%

Nondeductible meals, entertainment and insurance	1.4%	1.8%	5.2%

Nondeductible goodwill	21.5%	1.7%

Nondeductible write-off of investment			6.7%

State income taxes	(3.4)%	(3.1)%	(5.5)%

Subordinated debt interest/discount	7.3%

Overall effect of graduated federal rates	(2.0)%		26.6%

Effective income tax rate	(9.2)%	(33.6)%	(1.0)%

OSAGE SYSTEMS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 1999, the Company has net operating loss carryforwards of approximately $7,900,000 expiring in various years through 2019. A significant portion of the Company’s net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code Section 382 as a result of changes in ownership of the Company’s stock. The annual limitation is generally equal to the value of the corporation’s equity immediately prior to the change in ownership, times the federal long-term tax exempt rate published by the federal government. Management believes that such limitations will not materially impact the ability to use the net operating loss carryforwards in subsequent years. As a result of the acquisitions made during 1998 and 1999, the Company has acquired various net operating loss carryforwards which are subject to additional limitations on use. Accordingly, a valuation allowance of $250,000 has been recorded against the net deferred asset since it is more likely than not that such amounts will not be utilized in subsequent years.

12.  Stock Options and Warrants and Stock Compensation

      During 1993, the Company adopted the 1993 Stock Option Plan (the “Option Plan”). The Option Plan provides for the issuance of both incentive stock options as well as nonqualified options to be issued to consultants and others. In June 1998, the stockholders approved an amendment to the Option Plan to increase the number of shares available for issuance pursuant to grants thereunder from 100,000 to 2,000,000. In June, 1999 the stockholders approved an amendment to the Option Plan to increase the number of shares available for issuance pursuant to grants thereunder from 2,000,000 to 5,000,000. Options granted under the Option Plan generally vest at the date of grant or ratably over a three-year period and expire four to five years from the date of grant.

      Also in 1993, the Company adopted the Outside Directors Stock Option Plan pursuant to which options to purchase an aggregate of 2,500 shares of common stock have been authorized on an annual basis to each outside director who has served during the immediately preceding year. No options have been granted under this plan since inception.

      At December 31, 1997, the Company had 1,000,000 options outstanding to purchase shares of common stock. Of these options, 800,000 were granted in connection with the Merger Agreement as discussed in Note 1. These options were subject to an exercise price equal to the lower of $3.00 per share or the average of the closing bid and ask prices of shares of the Company’s common stock on the principal exchange, automated quotation system or over-the-counter market for the 15 trading days prior to the date upon which any segment of the options vest. Options granted to the former Osage stockholders had an exercise price of $3.00, however, vesting was contingent upon the future earnings of the Company and the employees’ continued employment by the Company. Because these options were performance-based, the Company would have to record compensation expense in the future if the earnings of the Company achieved agreed-upon levels and other events occurred that would lead management to believe that vesting of the options was a probable occurrence. The expense, when recorded, could have had an adverse effect on the Company’s income for financial accounting purposes. In recognition of the potential charge upon the Company’s earnings, and for other consideration, during June 1998, the Company restructured the options so as to increase the number of options granted from 800,000 to 1,600,000, increase the exercise price to $4.50 (fair market value when regranted) and eliminate any vesting conditions. In addition, 100,000 options were granted to an officer of the Company in January 1998 with terms similar to those described above. These options were also restructured in June 1998 and the exercise price was increased to $4.50.

OSAGE SYSTEMS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock option activity under the Company’s stock option plans is summarized as follows:

		Weighted
		Average
	Option	Exercise Price
	Shares	Per Share

Outstanding at January 1, 1997

Granted	1,000,000	$3.00

Outstanding at December 31, 1997	1,000,000	3.00

Granted	2,743,572	4.61

Canceled	(900,000)	3.17

Outstanding at December 31, 1998	2,843,572	4.56

Granted	3,163,379	2.02

Exercised	(600)	(3.00)

Canceled	(2,458,416)	(4.08)

Outstanding at December 31, 1999	3,547,935	$2.49

      The following table summarizes information about the Company’s stock options outstanding at December 31, 1999:

	Options Outstanding			Options

		Weighted	Options
		Average	Weighted
	Number	Remaining	Average	Number
Range of	Outstanding at	Contractual	Exercise Price	Exercisable at
Exercise Price	December 31, 1999	Life	Per Share	December 31, 1999

$3.00	42,556	0.97	$3.00	42,556
$4.50	359,034	3.14	$4.50	348,011
$4.80 – $5.50	203,395	2.75	$5.03	86,132
$0.69 – $7.25	2,942,950	3.72	$2.06	664,000

$0.69 – $7.25	3,547,935	3.60	$2.49	1,140,699

      Of the total options outstanding as of December 31, 1999, 3,113,379 options have been granted in conjunction with the Option Plan while the remaining 434,556 options have been granted outside the Option Plan.

      The Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized in the accompanying consolidated statements of operations as the options granted are considered fixed options and were granted at fair market value, as defined by the provisions of APB No. 25 and related interpretations. Had compensation expense for the Company’s stock option plan been determined based on the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No. 123,

OSAGE SYSTEMS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Stock-Based Compensation (“SFAS 123”), the Company’s proforma net loss and net loss per share would have been as follows:

	1999	1998

As reported net loss attributable to common shareholders	$(6,844,483)	$(3,024,052)

Proforma net loss attributable to common shareholders for SFAS 123	$(5,284,004)	$(5,748,051)

Net loss attributable to common shareholders per common share — basic & diluted:

As reported net loss attributable to common shareholders	$(0.70)	$(0.40)

Proforma net loss attributable to common shareholders for SFAS 123	$(0.54)	$(0.75)

      The Company determined that the pro forma effects of recognizing compensation expense in accordance with SFAS 123 for the year ended December 31, 1997 was not materially different than the net loss and net loss per common share included in the consolidated statements of operations.

      The following assumptions were used by the Company to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

	1999	1998

Expected volatility	112.0%	73.0%

Average expected option life	3.0 years	2.8 years

Risk-free interest rate	6.5%	4.7%

Dividend yield	0.0%	0.0%

      During 1998 and 1999, the Company issued warrants to various investors and other third parties in connection with services provided and purchases of the Company’s stock. These warrants, which expire at various dates through November 2003, range in price from $.30 per share to $5.97 per share.

      The Company had an employment contract with one of its executives that granted the employee 200,000 shares of the Company’s common stock, 100,000 shares of which vest at the end of the employee’s first anniversary with the remaining 100,000 shares vesting at the end of the employee’s second anniversary. In connection with the employment contract, if the employee is terminated prior to the one-year anniversary, 100,000 shares shall be released to the employee. Accordingly, the Company recorded $300,000 (value assigned to the first 100,000 shares) of compensation expense in the accompanying 1997 consolidated statement of operations. During 1998, the employee was terminated and forfeited the remaining 100,000 shares of common stock. During 1999, the 100,000 shares of common stock were released to the employee with the associated liability reclassified to stockholders’ equity.

      Warrants issued and outstanding for the Company’s Common Stock is summarized as follows:

	Warrant	Range of Exercise
	Shares	Price per Share

Outstanding at January 1, 1997

Granted	760,000	$3.25-$5.97

Outstanding at December 31, 1998	760,000	$3.25-$5.97

Granted	600,000	$0.30-$7.875

Outstanding at December 31, 1999	1,360,000	$0.30-$7.875

OSAGE SYSTEMS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Quarterly Financial Data (Unaudited)

      Quarterly financial information is presented in the following summary:

Quarters Ended	March 31	June 30	September 30	December 31

1998:

Revenues	$5,642	$12,766	$19,683	$22,885

Gross profit	1,062	2,199	4,301	3,984

Net Income (Loss)	(86)	(512)	(57)	(2,369)

Net loss attributable to common shareholders	(86)	(512)	(57)	(2,369)

Net loss attributable to common shareholders per share — basic and diluted	(0.02)	(0.07)	(0.01)	(0.30)

1999:

Revenues	$27,092	$26,620	$30,005	$31,003

Gross profit	5,680	6,105	5,190	9,015

Net Income (Loss)	(266)	(461)	(6,703)	1,020

Net loss attributable to common shareholders	(266)	(461)	(6,703)	586

Net loss attributable to common shareholders per share — basic and diluted	(0.03)	(0.05)	(0.68)	0.06

14.  Subsequent Events

      On January 18, 2000 the holders of the Series D Preferred Stock converted 500 shares of preferred stock into 468,736 shares of Common Stock of the Company at a conversion price of $1.07 per common share. On February 10, 2000 the holders converted the remaining 500 shares of Series D Preferred Stock into 288,468 shares of Common Stock of the Company at a conversion price of $1.73 per common share.

      On February 22, 2000, the holders of the Series E Preferred Stock converted 133 shares of preferred stock into 20,267 shares of Common Stock of the Company at a conversion price of $6.56 per common share. On March 17, 2000 the Company redeemed the remaining shares of Series E Preferred Stock at the redemption price of $1,200 per preferred share. To redeem the Series E Preferred Stock, Lancer and its designee advanced to the Company $3,000,000 pursuant to an unsecured interest-free demand note. It is expected that the Company will repay the demand note with the proceeds received from the exercise of the Lancer warrants.

      At the Company’s next annual meeting of stockholders scheduled to be held during May 1999, the stockholders will vote on the conversion and exercise feature of the Debentures and the Warrants (collectively, the “Derivative Securities”) sold by the Company to Lancer in November 1999 (the “Lancer Financing”). If the stockholders approve the conversion and exercise features of the Derivative Securities, the Company may be caused to issue approximately 20,000,000 shares of its Common Stock to Lancer or its designees, which would have an extremely dilutive effect on the existing stockholders. Furthermore, Lancer and its designees would beneficially own approximately 69% of the Company’s Common Stock, thereby securing majority voting control of the Company’s stock. In the event that the stockholders do not approve the conversion and exercise features of the Derivative Securities, the Company will have the obligation to repay Lancer or its designees $6,000,000 together with interest at the rate of up to 18% per annum until repayment. Lancer will not require the Company to make payment of the $6,000,000 until the earlier of the Company securing alternative financing or until January 2, 2001. Since the Company does not presently have sufficient liquid assets to repay the funds advanced by Lancer and its designees under the Derivative Securities, the failure of the stockholders to approve the conversion and exercise features of the Derivative Securities may have a material adverse effect on the Company’s financial condition, liquidity and operations.

OSAGE SYSTEMS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10-KSB, and has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of April 2000.

OSAGE SYSTEMS GROUP, INC.

By:	/s/PHIL CARTER

Phil Carter
Chairman of the Board
and Chief Executive Officer

By:	/s/GLENN FORD

Glenn Ford
Interim Chief Financial Officer/
Principal Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in the capacity and on the dates indicated.

Signature	Title	Date

/s/ PHIL CARTER Phil Carter	Chairman and Chief Executive Officer	April 5, 2000
/s/ GLENN FORD Glenn Ford	Interim Chief Financial Officer	April 5, 2000
/s/ GEORGE KNIGHT George Knight	Director	April 5, 2000
/s/ GERALD T. HARRINGTON Gerald T. Harrington	Director	April 5, 2000

Exhibit
No.	Description	Method of Filing

3.1	Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33 69380) filed November 2, 1993 (“Amendment No. 1 to Form S-1”)
3.2	Certificate of Amendment to the Certificate of Incorporation effective March 10, 1998	Incorporated by reference to Exhibit 3.5 of the Registrant’s Current Report on Form 8-K dated March 11, 1998 (the “March 11, 1998 Form 8-K”)
3.3	Certificate of Amendment to the Certificate of Incorporation dated June 12, 1998	Incorporated by reference to Exhibit 3.9 of the Registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 1998 (the “June 30, 1998 Form 10-QSB”)
3.4	Certificate of Designation, Preferences and Rights of Class A Non-Voting Convertible Preferred Stock	Incorporated by reference to Exhibit 3.1 of the March 11, 1998 Form 8-K
3.5	Certificate of Amendment of Certificate of Designation, Preferences and Rights of Class A Non-Voting Convertible Preferred Stock	Incorporated by reference to Exhibit 3.2 to the March 11, 1998 Form 8-K
3.6	Certificate of Restoration and Revival of Certificate of Incorporation	Incorporated by reference to Exhibit 3.3 to the March 11, 1998 Form 8-K
3.7	Certificate of Amendment to the Certificate of Incorporation dated November 21, 1997	Incorporated by reference to Exhibit 3.4 to the March 11, 1998 Form 8-K
3.8	Certificate of Designation, Preferences and Rights of Series A $3.00 Convertible Preferred Stock	Incorporated by reference to Exhibit 3.3 to the December 22, 1997 Form 8-K
3.9	Certificate of Designation, Preferences and Rights of Series B $3.00 Convertible Preferred Stock	Incorporated by reference to Exhibit 3.4 to the December 22, 1997 Form 8-K
3.10	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock	Incorporated by reference to Exhibit 3.8 to the Registrant’s Current Report on Form 8-K dated March 27, 1998
3.11	Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock	Incorporated by reference to Exhibit 3.11 to the Registrant’s Annual Report Form 10-KSB for the year ended December 31, 1998 (the “1998 Form 10K-SB”)
3.12	Certificate of Correction to Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock	Incorporated by reference to Exhibit 3.12 to the 1998 Form 10K-SB
3.13	Certificate of Designation of Series E Convertible Preferred Stock	Incorporated by reference to Exhibit 3.13 to the 1998 Form 10K-SB
3.14	Amended and Restated Bylaws dated June 12, 1998	Incorporated by reference to Exhibit 3.10 of the June 30, 1998 Form 10-QSB
4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Form S-1
4.2	Form of Warrant	Incorporated by reference to Exhibit 1.2 to Amendment No. 1 to Form S-1
4.3	Form of Warrant Certificate	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Form S-1

Exhibit
No.	Description	Method of Filing

4.4	Form of 8% Senior Secured Note	Incorporated by reference to Exhibit 4 to the Registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 1997
4.5	Specimen of Series A $3.00 Convertible Preferred Stock	Incorporated by reference to Exhibit 4.1 to the December 22, 1997 Form 8-K
4.6	Specimen of Series B $3.00 Convertible Preferred Stock	Incorporated by reference to Exhibit 4.2 to the December 22, 1997 Form 8-K
4.7	Specimen of Series C Convertible Preferred Stock	Incorporated by reference to Exhibit 4.7 to the March 27, 1997 Form 8-K
4.8	Specimen of Series D Convertible Preferred Stock	Incorporated by reference to Exhibit 4.8 to the 1998 Form 10-SB
4.9	Specimen of Series E Convertible Preferred Stock	Incorporated by reference to Exhibit 4.9 to the 1998 Form 10K-SB
10.1	1999 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed May 12, 1999 (the “S-8”)
10.2	Amended and Restated 1993 Stock Option Plan	Incorporated by reference to Exhibit 10.1 of the June 30, 1998 Form 10-QSB
10.3	1993 Outside Director Stock Option Plan	Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (Registration No. 33-69380) filed September 24, 1993 (“Form S-1”).
10.4	Form of Stock Option	Incorporated by reference to Exhibit 10.1 to the December 22, 1997 Form 8-K
10.5	Asset Purchase Agreement dated August 11, 1999 by and among Osage Systems Group, Inc., Osage Computer Group, Inc., Leveraged Solutions, Inc., Michael Ehrensberger and Robert Carlson (the “LSI Agreement”)	Filed herewith
10.6	Settlement Agreement and Amendment No. 1 to the LSI Agreement dated as of December 9, 1999	Filed herewith
10.7	Severance Agreement dated October 8, 1999 by and between Osage Systems Group, Inc. and Jack R. Leadbeater	Incorporated by reference to Exhibit 10.38 of the Registrant’s Current Report on Form 8-K dated November 22, 1999 (the “November 22, 1999 Form 8-K”)
10.8	Severance Agreement dated October 8, 1999 by and between Osage Systems Group, Inc. and David S. Olson.	Incorporated by reference to Exhibit 10.39 of the November 22, 1999 Form 8-K
10.9	Employment Agreement with Phil Carter dated November 23, 1999	Filed herewith
10.10	Option to Purchase 700,000 Shares granted to Phil Carter	Filed herewith
10.11	Option to Purchase 510,000 Shares granted to Phil Carter	Incorporated by reference to Exhibit 10.18 to the 1998 Form 10K-SB Filed herewith.
10.12	Registration Rights Agreement dated June 22, 1998 by and among Osage Systems Group, Inc. and John Udelhofen, Michael Durbin, David Durbin and Brian Wolfe, the Shareholders of Open Business Systems, Inc.	Incorporated by reference to Exhibit 10.22 of the July 7, 1998 Form 8-K

Exhibit
No.	Description	Method of Filing

10.13	Securities Purchase Agreement dated as of October 8, 1999 by and among Osage Systems Group, Inc., Michael Lancer, Lancer Offshore, Inc., Lancer Partners, L.P. and The Orbiter Fund, Ltd.	Incorporated by reference to Exhibit 10.40 of the November 22, 1999 Form 8-K

10.14	Form of Convertible Subordinated Debenture issued by Osage Systems Group, Inc. to Lancer Offshore, Inc., Lancer Partners, L.P., The Orbiter Fund, Ltd. and Michael Lauer	Incorporated by reference to Exhibit 10.41 of the November 22, 1999 Form 8-K

10.15	Form of Long-Term Warrant issued by Osage Systems Group, Inc. to Lancer Offshore, Inc., Lancer Partners, L.P., The Orbiter Fund, Ltd. and Michael Lauer	Incorporated by reference to Exhibit 10.42 of the November 22, 1999 Form 8-K

21.1	Subsidiaries of the Registrant	Filed herewith.

27.1	Financial Data Schedule	Filed herewith.