Form 10-Q
period 2000-03-31
OSAGE SYSTEMS GROUP INC
filed 2000-05-16
CIK 898802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


                            OSAGE SYSTEMS GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                      0-22808                   95-4374983
------------------------       ---------------------        -------------------
(State of Incorporation)       (Commission File No.)           (IRS Employer
                                                            Identification No.)

                            1661 East Camelback Road
                                    Suite 245
                             Phoenix, Arizona 85016
                     ---------------------------------------
                     (Address of principal executive office)

                                 (602) 274-1299
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the Registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             (1)       Yes         X            No   _________
                               ---------
             (2)       Yes         X            No   _________
                               ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's sole class of common stock as of May 10, 2000 was 12,163,940 shares.

                            OSAGE SYSTEMS GROUP, INC.

                                      INDEX

                                                                                                            Page
                                                                                                            ----
Part I              Financial Information*
------              ---------------------

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets as of March 31, 2000
            (unaudited) and December 31, 1999                                                                 1

            Unaudited Condensed Consolidated Statements of Operations for the Three Months ended
            March 31, 2000 and 1999                                                                           2

            Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended
            March 31, 2000 and 1999                                                                           3

            Notes to Unaudited Condensed Consolidated Financial Statements                               4 - 10

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of                  10 - 16
            Operations.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                       17


Part II.            Other Information
--------            -----------------

Item 2.     Changes in Securities and Use of Proceeds                                                        18

Item 5.     Other Information                                                                                18

Item 6.     Exhibits and Reports on Form 8-K                                                                 19


* The accompanying financial information is not covered by an Independent Certified Public Accountant's Report.

Part I. Financial Information


Item 1. Financial Statements


Osage Systems Group, Inc.
Condensed Consolidated Balance Sheets
($ In Thousands, except per share amounts)

                                                                                            March 31, 2000
                                                                                              (Unaudited)     December 31, 1999
                                                                                            --------------    -----------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                     $  2,346          $  2,546
  Accounts receivable - net of allowance for doubtful
    accounts of $196 at March 31,2000 and $203 at December 31, 1999                               20,877            23,198
  Inventories                                                                                        527               534
  Prepaid expenses and other current assets                                                          622               700
  Deferred income taxes                                                                              568               568
                                                                                                --------          --------
     Total current assets                                                                         24,940            27,546
                                                                                                --------          --------

FURNITURE AND EQUIPMENT - net                                                                      1,754             1,804

GOODWILL, less accumulated amortization of $1,585 at March 31,  2000 and $1,110
   at December 31, 1999                                                                           14,752            14,577

DEFERRED INCOME TAXES                                                                              2,401             2,140

OTHER ASSETS                                                                                         461               443
                                                                                                --------          --------
TOTAL                                                                                           $ 44,308          $ 46,510
                                                                                                ========          ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Current portion of long-term debt                                                             $  5,732             4,356
  Accounts payable                                                                                10,077             7,507
  Accrued expenses                                                                                 2,095             2,732
  Deferred revenue                                                                                   202               190
  Accrued restructuring cost                                                                         622             1,287
                                                                                                --------          --------

     Total current liabilities                                                                    18,728            16,072
                                                                                                --------          --------

LONG-TERM DEBT                                                                                    11,958            14,952
OTHER LONG TERM LIABILITIES                                                                            9
CONVERTIBLE SUBORDINATED DEBENTURES                                                                1,912             1,745
SERIES D CONVERTIBLE PREFERRED STOCK, ISSUED AND OUTSTANDING, 1000
    SHARES IN 1999; TOTAL LIQUIDATION PREFERENCE, $1,000                                               0             1,200

SERIES E CONVERTIBLE PREFERRED STOCK, ISSUED AND OUTSTANDING, 2,000
    SHARES IN 1999; TOTAL LIQUIDATION PREFERENCE, $2,000                                               0             1,713

STOCKHOLDERS'  EQUITY:
  Series A Preferred, $100 stated value - authorized, issued and outstanding, 10 shares
    on March 31, 2000 and December 31, 1999; total liquidation preference, $300                        1                 1
  Common stock, $.01 par value - authorized, 50,000,000 shares; issued and outstanding,
     11,218,674 shares on March 31, 2000 and 10,334,976 on December 31, 1999                            117               103
  Additional paid-in-capital                                                                      23,586            21,495
  Retained earnings (deficit)                                                                    (12,003)          (10,771)
                                                                                                --------          --------

     Total stockholders' equity                                                                   11,701            10,828
                                                                                                --------          --------

TOTAL                                                                                           $ 44,308          $ 46,510
                                                                                                ========          ========

       See notes to unaudited condensed consolidated financial statements.

unaudited condensed consolidatedd statements of operations
($ In Thousands, except per share amounts)

                                                           Three Months Ended
                                                    --------------------------------
                                                    March 31, 2000    March 31, 1999
                                                    --------------    --------------
REVENUE:
   Hardware and software sales                         $ 22,024          $ 23,623
   Services and consulting revenues                       3,946             3,469
                                                       --------          --------
TOTAL REVENUE                                            25,970            27,092

COST OF SALES                                            21,899            22,070
                                                       --------          --------

  Gross profit                                            4,071             5,022
                                                       --------          --------

OPERATING EXPENSES:
  Selling, general and administrative expenses            3,932             4,829
  Depreciation and amortization                             490               355
                                                       --------          --------
     Total operating expenses                             4,422             5,185
                                                       --------          --------

OPERATING LOSS                                             (351)             (163)

INTEREST EXPENSE - Net                                     (443)             (164)
                                                       --------          --------

LOSS BEFORE BENEFIT FOR INCOME TAXES                       (794)             (326)

BENEFIT FOR INCOME TAXES                                   (261)              (60)
                                                       --------          --------

NET LOSS                                               $   (533)         $   (266)

SERIES E EMBEDDED DIVIDENDS                                (687)                0
                                                       --------          --------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS             (1,220)             (266)
                                                       ========          ========

BASIC AND DILUTED LOSS PER SHARE                       $  (0.11)         $  (0.03)
                                                       ========          ========

BASIC AND DILUTED SHARES OUTSTANDING                     11,344             9,499
                                                       ========          ========


      See notes to unaudited condensed consolidated financial statements.

Osage Systems Group, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
($ In Thousands)

                                                                         Three Months Ended
                                                                   --------------------------------
                                                                   March 31, 2000    March 31, 1999
                                                                   --------------    --------------

OPERATING ACTIVITIES:
  Net loss                                                             $  (533)         $  (266)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
     Depreciation and amortization                                         490              355
     Non-operating interest                                                332
     Deferred income taxes                                                (261)             (60)
  Changes in operating assets and liabilities:
    Accounts receivable                                                  2,321           (5,639)
    Inventories                                                              7                7
    Prepaid expenses and other assets                                       60             (291)
    Accounts payable                                                     2,569            6,071
    Accrued expenses                                                    (1,189)           1,357
    Deferred revenue                                                        13             (118)
    Income taxes payable                                                                    (70)
                                                                       -------          -------
       Net cash provided by operating activities                         3,809            1,346
                                                                       -------          -------

INVESTING ACTIVITIES:
    Capital expenditures                                                   (80)            (290)
    Acquisition costs                                                                       (19)
                                                                       -------          -------
       Net cash used in investing activities                               (80)            (309)
                                                                       -------          -------

FINANCING ACTIVITIES:
    Principle payments on long term debt                                  (937)            (547)
    Borrowings on long term debt                                         3,000
    Net repayments on lines of credit                                   (3,622)            (750)
    Payments on notes payable officer                                      (46)            (533)
    Distributions to Osage stockholders                                   (176)
    Payments for redemption of Series E preferred stock                 (2,240)
    Proceeds from sale of common stock and preferred shares                 92            1,968
                                                                       -------          -------
       Net cash provided by (used in) financing activities              (3,929)           1,421
                                                                       -------          -------

NET INCREASE (DECREASE) IN CASH                                           (200)           2,458

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             2,546            3,152
                                                                       -------          -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 2,346          $ 4,326
                                                                       =======          =======

       See notes to unaudited condensed consolidated financial statements.

OSAGE SYSTEMS GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of its operations and its cash flows for the periods reported. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The consolidated financial statements include the accounts of Osage Systems Group, Inc. ("Osage") and its wholly-owned subsidiaries, Osage Computer Group, Inc. ("Osage Computer"), Solsource Computers, Inc. ("Solsource"), H.V. Jones, Inc. ("HV Jones"), Open System Technologies, Inc. ("OST"), Open Business Systems, Inc. ("OBS"), Osage Systems Group Minnesota, Inc. and Osage Support Center, Inc. (collectively, the "Company" or "Osage"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to conform the prior years' financial statement amounts to the current year classifications.

     The information presented within the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited Financial Statements for the fiscal years ended December 31, 1999 and 1998 and "Management's Discussion and Analysis or Plan of Operation" from the 1999 Annual Report on Form 10-KSB.

2. Earnings Per Share.

     Net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the quarter after giving effect to stock options and the conversion of preferred shares considered to be dilutive. Because the Company incurred a loss for the three months ended March 31, 2000 and 1999, the effects of the potential dilutive securities are not included in the calculations.

3. New Accounting Pronouncements.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal quarters of fiscal years that begin after June 15, 2000. This statement establishes standards for the accounting and reporting for derivative instruments and for hedging activities. The future effect on the Company's financial position and the results of operations has not been determined.

4. Income Taxes.

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

     The deferred income tax asset at March 31, 2000 and 1999 is comprised of the following:


                                                                   ($ In Thousands)
                                                                  2000            1999
                                                                -------          -------
Use of cash basis of accounting for income tax purposes         $    30               30
Allowance for doubtful accounts                                      68               68
Compensation                                                        470              470
                                                                -------          -------
Net current assets                                              $   568              568
                                                                =======          =======

Net operating loss carryforwards                                $ 3,317            3,056
Goodwill                                                           (102)            (102)
Property                                                              9                9
Discount on subordinated debt                                      (477)            (477)
Other                                                               (96)             (96)
Valuation allowance on net loss carryforwards                      (250)            (250)
                                                                -------          -------

Net noncurrent assets                                           $ 2,401            2,140
                                                                =======          =======

5. Convertible Preferred Stock and Capital Stock

     During 1998, the Company completed a private placement offering for 1,000 shares of Series D Preferred shares (the "Series D Shares"). In connection with the private placement warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $5.97 per share were granted to the investor. The holder of the Series D Shares had the right at any time following the 90th day after the issuance date to convert the $1,000,000 principal amount of the shares, plus any and all accrued dividends therein, into shares of Common Stock at the Series D conversion rate of $4.975 per share. The Series D conversion rate was subject to adjustment if the Company failed to comply with certain redemption provisions described below. As so adjusted, the conversion rate was equal to the lesser of $4.975 or 80 percent of the three lowest closing bid prices of the Common Stock during the five trading days immediately preceding the conversion date. The Series D Shares could be redeemed at the option of the holder upon 10 business days written notice after the first anniversary of the issuance date if the closing bid price calculated as of the first anniversary of the issuance date was less than the conversion price as of the issuance date. The redemption price was 120% of the stated value ($1,000 per share) plus accrued and unpaid dividends. At the date of issuance, the carrying amount of the redeemable preferred stock was decreased by $154,000, the fair value of the common stock warrants, with a credit to additional paid-in capital. As of December 31, 1999 the preferred stock became redeemable at the option of the holder. Therefore, the preferred stock was accreted to its redemption value with an increase to the net loss in the consolidated statement of operations to arrive at the amount of loss attributable to common shareholders. On January 18, 2000, the holder of the Series D Shares converted 500 shares, at a conversion price of $1.07, into 468,736 shares of Common Stock. On February 10, 2000, the remaining 500 Series D Shares were converted, at a conversion price of $1.73, into an additional 288,468 shares of Common Stock.

     During 1999, the Company completed a private placement offering for 2,000 shares of Series E Preferred shares (the "Series E Shares"). In connection with the private placement, warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $7.875 per share were granted to the investor. The holder of the Series E Shares had the right at any time following the 90th day after the issuance date to convert the $2,000,000 principal amount of the shares, plus any and all accrued dividends therein, into shares of Common Stock at the Series E conversion rate of $6.5625 per share. The Series E conversion rate was subject to adjustment if the Company failed to comply with certain redemption provisions described below. As so adjusted, the conversion rate was equal to the lesser of $6.5625 or 80 percent of the three lowest closing bid prices of the Common Stock during the five trading days immediately preceding the conversion date. The Series E Shares could be redeemed at the option of the holder upon 10 business days written notice after the first anniversary of the issuance date if the closing bid price calculated as of the first anniversary of the issuance date was less than the conversion price as of the issuance date. The redemption price was 120% of the stated value ($1,000 per share) plus accrued and unpaid dividends. At the date of issuance, the carrying amount of the redeemable preferred stock was decreased by $180,000, the fair value of the common stock warrants, with a credit to additional paid-in capital. During the three months ended March 31, 2000, the preferred stock became redeemable at the option of the holder. Therefore, the preferred stock was accreted to its redemption value with an increase to the net loss in the consolidated statement of operations to arrive at the amount of loss attributable to common shareholders. On February 22, 2000, the holder of the Series E Preferred Stock converted 133 shares of preferred stock into 20,267 shares of Common Stock of the Company at a conversion price of $6.5625 per common share. On March 17, 2000 the Company redeemed the remaining shares of Series E Preferred Stock at the redemption price of $1,200 per preferred share. To redeem the Series E Preferred Stock, the Company obtained $3,000,000 from the holders of the Long-Term Warrants (see Note 6) pursuant to an unsecured interest-free demand note. The advance is included in current portion of long-term debt at March 31, 2000.


6. Convertible Subordinated Debentures

     On November 22, 1999, the Company completed a private placement offering for $3 million principal amount 10% Convertible Subordinated Debentures (the "Debentures"). In connection with the private placement, common stock purchase warrants were granted to the investors and to the broker of the transaction. The principal amount of the Debentures is payable on November 22, 2001 with interest payable at the rate of ten percent (10%) per annum on a quarterly basis commencing December 31, 1999. Interest may be paid in cash, or at the option of the holder, in shares of the Company's Common Stock priced at the "Conversion Price" of the Debentures. At the option of the holder, the Debentures are convertible into shares of the Company's Common Stock at the Conversion Price per share at any time prior to maturity, commencing once stockholder approval of the conversion feature has been obtained. However, once stockholder approval of the conversion feature has been obtained and the shares of Common Stock issuable upon the conversion of the Debentures may be resold under an effective registration statement filed with the Securities and Exchange Commission, the Debentures shall automatically convert into shares of the Company's Common Stock at the Conversion Price. The Conversion Price shall be $.30 per share of Common Stock (reflective of a twenty percent (20%) discount to the closing bid price of the Common Stock on October 8, 1999).

     The Debentures have a beneficial conversion feature that reflects a conversion price that was a discount to the price of the Company's Common Stock on the date the Debentures were priced. The beneficial conversion feature was valued at $750,000 at the date of issuance. Since the debt is convertible at any time after the Company's stockholders approve the conversion feature, this amount will be charged to interest expense at the date stockholder approval is obtained.

     The Debentures were privately offered as a Unit, together with warrants that, subject to certain vesting provisions, entitled the holders to contingently purchase twenty million

(20,000,000) shares of Common Stock of the Company at an exercise price of $.30 per share. The warrants consist of 5-year warrants to purchase ten million (10,000,000) shares of Common Stock of the Company (the "Long-Term Warrants") and 90-day warrants to purchase ten million (10,000,000) shares of Common Stock of the Company (the "Short-Term Warrants"). All of the Short-Term Warrants expired on February 22, 2000. The Long-Term Warrants shall vest only once stockholder approval of the exercise feature of these warrants is obtained.

     The carrying amount of the Debentures has been decreased by $1,325,840, the fair value of the common stock warrants issued to the holder. This amount will be amortized as interest expense over the term of the convertible debt. During the fourth quarter of 1999 and first quarter of 2000, the Company amortized $70,711 and $167,411 as interest expense.

     At the Company's next annual meeting of stockholders scheduled to be held on May 31, 2000, the stockholders will vote on the conversion and exercise feature of the Debentures and the Long-Term Warrants. If the stockholders approve the conversion and exercise features of the Debentures and the Long-Term Warrants, the Company may be caused to issue approximately 20,000,000 shares of its Common Stock to the holders of the Debentures and the Long-Term Warrants, which would have an extremely dilutive effect on the existing stockholders. Furthermore, holders of the Debentures and the Long-Term Warrants would beneficially own approximately 69% of the Company's Common Stock, thereby securing majority voting control of the Company's stock. In the event that the stockholders do not approve the conversion and exercise features of the Debentures and the Long-Term Warrants, the Company will have the obligation to repay the holders thereof $6,000,000 together with interest at the rate of up to 18% per annum until repayment. The holders will not require the Company to make payment of the $6,000,000 until the earlier of the Company securing alternative financing or until January 2, 2001. Since the Company does not presently have sufficient liquid assets to repay the funds advanced, the failure of the stockholders to approve the conversion and exercise features of the Debentures and the Long-Term Warrants may have a material adverse effect on the Company's financial condition, liquidity and operations.

7. Contingencies

     The Company is involved in litigation and various other legal matters that have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of existing matters will have a material adverse effect on its financial condition, results of operations, or cash flows.

     On or about March 7, 2000, Halifax Fund, L.P. commenced an action against the Company, as well as Michael Lauer and three investment funds managed by him, Lancer Offshore, Inc., Lancer Partners, L.P. and Orbiter Fund, Ltd. (collectively "Lancer") in the Supreme Court of the State of New York (the "Court") captioned Halifax Fund, L.P. v. Osage

Systems Group, Inc., Michael Lauer, Lancer Offshore, Inc., Lancer Partners, L.P. and Orbiter Fund, Ltd., Supreme Court of the State of New York, County of New York (Index No. 600993/00). In its complaint, Halifax alleges that the Company breached a contractual obligation to offer Halifax a right of first refusal to participate in a financing transaction the Company completed with Lancer in November 1999 (see Note 6). Halifax also alleges that the Company breached a contractual obligation to register securities issuable upon the conversion of preferred stock Halifax purchased from the Company in February 1999. Halifax seeks: (i) monetary damages in excess of $23 million for the alleged breaches of contract; (ii) specific performance of the right of first refusal; (iii) injunctive relief preventing the Company from issuing shares of its Common Stock to Lancer upon the conversion of debentures and the exercise of warrants granted in the Lancer financing; and (iv) injunctive relief preventing the Company from soliciting stockholder approval for the Lancer financing, which is necessary condition precedent for the issuance of the Company's Common Stock under the Debentures and the Long-Term Warrants issued to Lancer.

     As to the remainder of the substantive claims, the Company is in the process of investigating the matter and has tentatively concluded that no breach of contract occurred. It has arrived at this conclusion in reliance on information provided by its investment bankers that they provided Halifax with the requisite written right of first refusal offer in compliance with the Company's contractual obligation to do so. Accordingly, the Company intends to vigorously defend the matter.

     Since the Company's investigation of the matter has not yet been completed, and since no assurances can be provided as to the ultimate outcome of litigation, particularly where fact-based disputes may arise, the Company cannot assure that it will not be subject to any liability thereunder. In the event that it is successful in asserting its claims, Halifax may be awarded relief consisting of, among others, the right to purchase securities of the Company on the same terms as the Debentures and the Long-Term Warrants offered to Lancer (in which case the Company may be caused to issue additional securities convertible into up to 13,333,333 shares of the Company's Common Stock) or monetary damages which may, if fully awarded, exceed the Company's current asset value. Due to the Company's belief that the claims are without merit, no provision has been established for any potential liability arising out of the litigation.

     On October 29, 1999, John E. Udelhofen and E. Michael Durbin filed an action in the United States District Court for the Northern District of Illinois against the Company. The Plaintiffs are former shareholders of Open Business Systems, Inc. ("OBS"). On June 22, 1998 The Company purchased all of the outstanding shares of OBS and the Plaintiffs entered into employment contracts with the Company. On August 17, 1999, the Company terminated the Plaintiffs' employment contracts. In the lawsuit the Plaintiffs claim their employment contracts were wrongfully terminated and seek damages in excess of $75,000 as well as declaratory relief. The Plaintiffs also claim that the Company breached the Registration Rights Agreement entered into by the parties in connection with the sale of the stock of OBS. The Plaintiffs claim that the

Company failed to timely file the necessary registration statement with the Securities and Exchange Commission with respect to the registration for resale of the Company's Common Stock distributed to plaintiffs in connection with the transaction. Plaintiffs also claim that they are owed additional sums pursuant to the "earnout" provisions of the Agreement by which the Company purchased OBS. The Company has answered Plaintiffs' claims denying that they are entitled to any relief. Additionally Osage is asserting counterclaims against certain of the Plaintiffs for violation of provisions of both the Purchase Agreement and their employment agreements. The Company accordingly believes it has valid defenses to all of the Plaintiffs' claims and intends to vigorously defend the matter.


8. Segment Reporting

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




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                       THE "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     When used in this Report on Form 10-Q, the words "may," "will," "expect," "anticipate," "continue," "estimate," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company's future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include, among others: (i) risks related to the restructuring program being undertaken by the Company; (ii) potential liability in a lawsuit pending against the Company brought by a former preferred stockholder; (iii) risks related to the Company's acquisition strategy; (iv) the Company's ability to secure adequate financing to implement its business strategies; (v) uncertainty as to whether the Company can achieve integration of acquired companies in a manner intended to take advantage of overall corporate synergies and result in an accretion to consolidated earnings; (vi) the uncertainty of future trading prices for the Company's Common Stock and the impact such trading prices may have upon the Company's ability to utilize its Common Stock to facilitate its acquisition strategy; (vii) the uncertain effect of the additional dilution associated with the future issuance of outstanding convertible securities, as well as the dilution associated with the Company's acquisition strategy; (viii) the Company's dependence on certain large customers and suppliers; (ix) the Company's dependence on certain key personnel; and (x) the competitive market for technical personnel. Additional factors are described in the Company's other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.


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

     One of the components of the Company's business strategy is to provide services to customers requiring our systems integration expertise. These customers include both our traditional base and the emerging market of Internet related companies. In 1999 Osage had in excess of 70 customers whose principal business related to the Internet such as internet service providers ("ISPs"), application service providers ("ASPs"), business to business ("B2B") commerce sites and business to consumer ("B2C") commerce sites. Most of the services provided to these customers involve the basic infrastructure of their Internet installations.

     A second component of the Company's business strategy is to take advantage of the business opportunities afforded by recent e-business trends. The Company has identified two key types of functional roles that have begun to emerge in the e-business space - that of web content providers (Influencers) and that of infrastructure providers. Content providers primarily work with clients to develop an Internet strategy and create the visage that will be seen on the World Wide Web. Each of these Internet projects additionally involves foundational infrastructure development for hardware, software, and service support. Osage has developed the National Influencer Alliances program to establish partnerships with Influencer organizations. Through the Alliances program, Osage assumes the role of the infrastructure provider by integrating the technologies upon which the content, as recommended by the Influencer, will be deployed.

     The Company devoted significant resources during the first quarter to the launch of Osage iXi(TM), a business division formed to design and deliver high-level business intelligence capability. Additionally, the Company created the eIntegrator Alliance program, designed to establish national partnership agreements between Osage and leading Internet strategy consulting companies. These eBusiness initiatives negatively impacted financial results for the first quarter of 2000 as the Company diverted resources from revenue production to product development and market creation to support these initiatives.

     In October 1999 the businesses operated by two of the Company's subsidiaries, Solsource and E-comm, were shut down as part of the Company's restructuring of its operations. Revenues from those two companies are contained in the Company's results for the first quarter of 1999.

     The Company realizes revenues from the sale of products and services. Professional services are provided to customers on a time and material basis at hourly rates or on fixed contract basis that are established based upon the skill level, experience and type of service being performed. Support contract revenue is recognized over the term of the contract. Historically, most of the Company's revenues have been derived from the resale of computer and network hardware and software products. However, in recognition that market demand is evolving toward higher margin complete information technology solutions, the Company has adopted the expansion of its service offerings to the marketplace as one of its business strategies. Management expects its consulting and service revenue to increase as a percentage of net sales as it expands its internal service offerings to new and existing customers.

                              RESULTS OF OPERATIONS

     Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     The following table sets forth for the periods indicated certain financial data as a percentage of net sales:


($ In Thousands, except per share amounts)                       Three Months Ended
                                                 ----------------------------------------------
                                                      March 31, 2000          March 31, 1999
                                                                   % of                 % of
                                                  Amount         Net Sales  Amount    Net Sales
                                                 --------        ---------  -------   ---------
REVENUE:
  Hardware and software sales                    $ 22,024           84.8%   $23,623     87.2%
  Services and consulting revenues                  3,946           15.2%     3,469     12.8%
                                                 --------          -----    -------    ------
  Total revenue                                    25,970          100.0%    27,092    100.0%
COST OF SALES                                      21,899           84.3%    22,070     81.5%
                                                 --------          -----    -------    ------

Gross Profit                                        4,071           15.7%     5,022     18.5%
                                                 --------          -----    -------    ------
OPERATING EXPENSES:
  Selling, general and administrative expenses      3,932           15.1%     4,829     17.8%
  Depreciation and amortization                       490            1.9%       355      1.3%
                                                 --------          -----    -------    ------
    Total operating expenses                        4,422           17.0%     5,185     19.1%
                                                 --------          -----    -------    ------

LOSS FROM OPERATIONS                                 (351)          -1.4%      (163)    -0.6%

INTEREST EXPENSE-NET                                 (443)          -1.7%      (164)    -0.6%
                                                 --------          -----    -------    ------

LOSS BEFORE BENEFIT FOR INCOME TAXES                 (794)          -3.1%      (326)    -1.2%

BENEFIT FOR INCOME TAXES                             (261)          -1.0%       (60)    -0.2%
                                                 --------          -----    -------    ------

NET LOSS                                         $   (533)          -2.1%   $  (266)    -1.0%

SERIES E EMBEDDED DIVIDENDS                          (687)          -2.6%         0      0.0%
                                                 --------                   -------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS       (1,220)          -4.7%      (266)    -1.0%
                                                 ========                   =======

BASIC AND DILUTED LOSS PER SHARE                 $  (0.11)                  $ (0.03)
                                                 ========                   =======
BASIC AND DILUTED SHARES OUTSTANDING               11,344                     9,499
                                                 ========                   =======

     Revenues. Net sales decreased by 4.1%, or $1.1 million, to $26.0 million for the three months ended March 31, 2000 as compared to $27.1 million for the same prior year period. This decrease in net sales was partly attributable to the discontinuance of our Solsource and E-comm subsidiaries, the delay of shipments from the fourth quarter of 1998 to the first quarter of 1999 as well as the diversion of resources to develop the Company's iXi and Alliances program initiatives. Management expects the iXi initiative to be a major component of its service offerings in the future.

     The Company's net sales are expected to slow somewhat during 2000 as the Company emphasizes improving operating margins.

     Gross Profit The Company's cost of sales consists primarily of the cost to the Company of products acquired for resale. The Company's gross profit decreased by 18.9% or $.9 million to $4.1 million for the three months ended March 31, 2000 as compared to $5.0 million for the prior year period. The delay of fourth quarter 1998 sales, mentioned earlier, had a negative effect on first quarter 2000 comparison to the same period last year. Gross profit margin decreased to approximately 15.7% during the three months ended March 31, 2000 as compared to approximately 18.5% during the prior year. During the first quarter of 2000, the Company was adversely affected by competitive pressures on hardware sales, as well as issues relating to the conversion of its enterprise resource planning ("ERP") financial system. Management believes that the issues concerning the conversion have subsided and expects to complete the conversion during the second quarter of 2000. The Company intends to continue growing its services and consulting business at a rate in excess of the growth of its hardware and software business. Also, the Company believes that, as one of the larger systems integrators competing in its markets, it can obtain economies of scale, which will allow it to compete profitably in spite of any deterioration of gross profit margins.

     Selling, General and Administrative Expenses Selling, general and administrative expenses consist primarily of salaries, salesperson compensation, employee benefits, professional fees, travel, marketing and facility costs. Selling, general and administrative expenses decreased by 18.6% or $.9 million to $4.0 million for the three months ended March 31, 2000 as compared to $4.8 million for the same period last year. As a percentage of sales, these costs decreased from 17.8% for the three months ended March 31, 1999 to 15.1% for the same period this year. The decrease is primarily attributable to the restructuring program initiated in the third quarter of 1999. The restructuring activity included the reduction in levels of management, the elimination of approximately forty-five positions, including several senior executive personnel, vacating certain leased facilities and canceling certain contracts.

     Depreciation and Amortization. Depreciation and amortization of $490,000 for the three months ended March 31, 2000 reflected an increase of 38%, or $135,000, as compared to the same prior year period. The increase was primarily due to the effect of amortization of goodwill and depreciation of assets acquired in connection with acquisitions.

     Income Taxes. The Company's effective tax rate benefit for the three months ended March 31, 2000 was 32.9% which is primarily attributable to the net operating loss generated during the quarter offset by nondeductible goodwill and interest expense.

     Net Loss. During the three months ended March 31, 2000, the Company incurred a net loss of $533,814 as compared to a net loss of $266,400 for the same prior year period.


Variable Operating Results

     The Company's historical operating results have varied from quarter to quarter, and the Company expects that they will continue to do so. Due to the relatively fixed nature of certain of the Company's costs, including personnel and facilities costs, a decline in revenue in any fiscal quarter would generally result in lower profitability in that quarter. A variety of factors, many of which are not within the Company's control, influence the Company's quarterly operating results, including availability of product, the closings of acquisitions, seasonal patterns of capital spending by customers, information technology outsourcing trends, the timing, size and stage of projects, new service introductions by the Company or its competitors, levels of market acceptance for the Company's products or services or the hiring of additional staff. The Company believes, therefore, that past operating results and period-to-period comparisons should not be relied upon as an indication of future performance. The Company anticipates that its business will continue to be subject to such seasonal variations.

Backlog

     The Company normally ships systems promptly after receiving an order and therefore does not customarily have a significant backlog.

Liquidity And Capital Resources

     Historically, the Company has funded its operations primarily from cash generated by operations and, to a lesser extent, with funds from borrowings under the Company's credit facility. For the three months ended March 31, 2000, cash flow provided by operations was $3.8 million as compared to cash provided by operations of $1.3 million during the same period in the prior year. The Company's cash flow from operations was positively affected by the decrease in accounts receivable and the increase in accounts payable.

     The Company's working capital was $6.2 million at March 31, 2000, as compared to the working capital of $11.5 million at December 31, 1999. The decrease in the Company's working capital during such period is principally attributable to the increase in short-term borrowings and accounts payable.

     Capital expenditures, which totaled $80,000 during the first three months of 2000, were principally for computer hardware and software to support the Company's expanding operations.

     Cash flow from financing activities was unfavorably impacted by the $2.2 million of net redemption of Series E preferred stock and $3.6 million of repayments under the Company's line of credit, offset by $3 million as an advance under common stock purchase warrants granted in November 1999.

     On January 18, 2000, the holders of Series D Shares converted 500 shares, at a conversion price of $1.07, into 468,736 shares of Common Stock. On February 10, 2000, the remaining 500 Series D Shares were converted, at a conversion price of $1.73, into an additional 288,468 shares of Common Stock.

     In March 2000, the Company received $3,000,000 as an interest-free advance under common stock purchase warrants granted November 22, 1999 as part of the Lancer Financing (as described below). The advance was used to redeem the Company's outstanding shares of Series E Convertible Preferred Stock.

     At the Company's next annual meeting of stockholders scheduled for May 31, 2000, the stockholders will vote on the conversion and exercise feature of the convertible debentures and common stock purchase warrants (collectively, the "Debentures and Warrants") sold by the Company to Michael Lauer and three investment funds managed by him (collectively, "Lancer") in November 1999 (the "Lancer Financing"). If the stockholders approve the conversion and exercise features of the Debentures and Warrants, the Company may be caused to issue approximately 20,000,000 shares of its Common Stock to Lancer or its designees, which would have an extremely dilutive effect on the existing stockholders. Furthermore, Lancer and its designees would beneficially own approximately 69% of the Company's Common Stock, thereby securing majority voting control of the Company's stock. In the event that the stockholders do not approve the conversion and exercise features of the Debentures and Warrants, the Company will have the obligation to repay Lancer or its designees $6,000,000 together with interest at the rate of up to 18% per annum until repayment. Lancer will not require the Company to make payment of the $6,000,000 until the earlier of the Company securing alternative financing or January 2, 2001. Since the Company does not presently have sufficient liquid assets to repay the funds advanced by Lancer and its designees under the Debentures and Warrants, the failure of the stockholders to approve the conversion and exercise features of the Debentures and Warrants may have a material adverse effect on the Company's financial condition, liquidity and operations.


RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal quarters of fiscal years that begin after June 15, 2000. This statement establishes standards for the accounting and reporting for derivative instruments and for hedging activities. The future effect on the Company's financial position and the results of operations has not been determined.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 2000, the Company had approximately $12 million floating-rate debt outstanding. The Company's management believes the interest rate risk represented by this debt is not material. The Company has not entered into, and does not plan to enter into, any derivative financial instruments for hedging or speculative purposes. As of March 31, 2000, the Company had no other significant material exposure to market risk.

Part II. Other Information

ITEM 2. Changes in Securities and Use of Proceeds.

     On January 6, 2000, the Company issued 500,000 shares of Common Stock in connection with the acquisition of the e-publishing and systems integration practice groups of Sharon O'Reilly and Michael Lowther. Of these shares, each of Sharon O'Reilly and Michael Lowther received 250,000 shares. In addition, the Company may, at its option, issue additional shares of Common Stock in lieu of cash payments of $220,000 for deferred acquisition consideration. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and Rule 506 of Regulation D as an issuer transaction not involving a public offering.

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


ITEM 5. Other Information.


On April 15, 2000, Robert T. Peterson became Chief Financial Officer of the Company.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits:
                           --------

Exhibit Number
(referenced
to   Item
601 of Reg. S-K)               Description                      Method of Filing
----------------               -----------                      ----------------

27                       Financial Data Schedule                Filed herewith


                  (b)      Reports on Form 8-K

                           The Company did not issue any reports on Form 8-K
                  during the quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized



                                    OSAGE SYSTEMS GROUP, INC.


Date: May 15, 2000                  By: /s/ Phil Carter
      ------------                      ---------------
                                        Phil Carter
                                        Chairman of the Board
                                        and Chief Executive Officer


Date: May 15, 2000                  By: /s/ Robert T. Peterson
      ------------                      ----------------------
                                         Robert T. Peterson
                                         Chief Financial Officer/Principal
                                         Accounting Officer