Form 10-Q
period 2000-06-30
OSAGE SYSTEMS GROUP INC
filed 2000-08-14
CIK 898802

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                            OSAGE SYSTEMS GROUP, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                     0-22808                  95-4374983
(State of Incorporation)           (Commission               (IRS Employer
                                     File No.)             Identification No.)

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


                  (1)    Yes   [X]      No     [ ]
                  (2)    Yes   [X]      No     [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's sole class of common stock as of August 10, 2000 was 12,213,318 shares.

                           OSAGE SYSTEMS GROUP, INC.

                                     INDEX

                                                                                                    Page
                                                                                                    ----
PART I      FINANCIAL INFORMATION*

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of June 30, 2000
            (unaudited) and December 31, 1999                                                          1

            Unaudited Condensed Consolidated Statements of Operations for the Three and Six
            Months ended June 30, 2000 and June 26,1999                                                2

            Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended
            June 30, 2000 and June 26, 1999                                                            3

            Notes to Unaudited Condensed Consolidated Financial Statements                           4 - 10

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations.                                                                             10 - 19

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                  20

PART II.    OTHER INFORMATION

   Item 2.  Changes in Securities and Use of Proceeds                                                  20
   Item 4.  Submission of Matters to a Vote of Security Holders                                         21
   Item 5.  Other Information                                                                       21 - 23
   Item 6.  Exhibits and Reports on Form 8-K                                                           23


* The accompanying financial information is not covered by an Independent Certified Public Accountant's Report.

      PART I.  FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS


OSAGE SYSTEMS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ In Thousands)

--------------------------------------------------------------------------------------------------------------------
                                                                                 JUNE 30, 2000
                                                                                    (UNAUDITED)    DECEMBER 31, 1999
--------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                             $  2,017         $  2,546
Accounts receivable - net of allowance for doubtful
 accounts of $241 in 2000 and $203 in 1999                                              24,063           23,198
Inventories                                                                                549              534
Prepaid expenses and other current assets                                                  523              700
Deferred income taxes                                                                      568              568
                                                                                      --------         --------
  Total current assets                                                                  27,720           27,546
                                                                                      ========         ========

FURNITURE AND EQUIPMENT - net                                                            1,752            1,804

GOODWILL, less accumulated amortization of $1,919 in 2000 and $1,110
 in 1999                                                                                14,418           14,577

DEFERRED INCOME TAXES                                                                    2,768            2,140

OTHER ASSETS                                                                               460              443
                                                                                      --------         --------

TOTAL                                                                                 $ 47,118         $ 46,510
                                                                                      ========         ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

 Current portion of long-term debt                                                    $  4,925            4,356
 Accounts payable                                                                       11,512            7,507
 Accrued expenses                                                                        2,050            2,732
 Accrued restructuring                                                                     428            1,287
 Deferred revenue                                                                          146              190
                                                                                      --------         --------
  Total current liabilities                                                             19,061           16,072

LONG-TERM DEBT                                                                          14,764           14,952
CONVERTIBLE SUBORDINATED DEBENTURES                                                      2,080            1,745
SERIES D CONVERTIBLE PREFERRED STOCK, ISSUED AND OUTSTANDING, 1000
 SHARES IN 1999; TOTAL LIQUIDATION PREFERENCE, $1,000                                                     1,200

SERIES E CONVERTIBLE PREFERRED STOCK, ISSUED AND OUTSTANDING, 2,000
 SHARES IN 1999; TOTAL LIQUIDATION PREFERENCE, $2,000                                                     1,713

STOCKHOLDERS' EQUITY:
Series A Preferred, $100 stated value - authorized, issued and outstanding,
 10 shares in 2000 and 1999; total liquidation preference, $300                              1                1
Common stock, $.01 par value - authorized, 100,000,000 shares; issued and outstanding, 12,193,924 shares on June 30, 2000 and 10,334,976 on December 31,
 1999                                                                                      121              103
Additional paid-in-capital                                                              24,668           21,495
Retained earnings (deficit)                                                            (13,577)         (10,771)
                                                                                      --------         --------
  Total stockholders' equity                                                            11,213           10,828
                                                                                      --------         --------

TOTAL                                                                                 $ 47,118         $ 46,510
                                                                                      ========         ========


See notes to unaudited condensed consolidated financial statements.

OSAGE SYSTEMS GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands except per share amounts)

----------------------------------------------------------------------------------------------------------------------------------
                                                             THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                    ------------------------------------------------------------------------------
                                                    JUNE 30, 2000         JUNE 26, 1999         JUNE 30, 2000        JUNE 26, 1999
----------------------------------------------------------------------------------------------------------------------------------
REVENUE:
  Hardware and Software sales                           $ 24,718             $ 22,847             $ 46,742             $ 46,470
  Service and consulting revenues                          4,782                3,773                8,728                7,242
                                                        --------             --------             --------             --------
NET SALES                                                 29,500               26,620               55,470               53,712

COST OF SALES                                             25,537               21,230               47,436               43,300
                                                        --------             --------             --------             --------

  Gross profit                                             3,963                5,390                8,034               10,412
                                                        --------             --------             --------             --------

OPERATING EXPENSES:
 Selling, general and administrative expenses              4,178                5,463                8,110               10,293
 Depreciation and amortization                               531                  375                1,021                  730
                                                        --------             --------             --------             --------
    Total operating expenses                               4,709                5,838                9,131               11,023
                                                        --------             --------             --------             --------

OPERATING LOSS                                              (746)                (448)              (1,097)                (611)

INTEREST - net                                            (1,134)                (219)              (1,577)                (382)
                                                        --------             --------             --------             --------

LOSS BEFORE BENEFIT FOR INCOME TAXES                      (1,880)                (667)              (2,674)                (993)

BENEFIT FOR INCOME TAXES                                    (353)                (205)                (613)                (265)
                                                        --------             --------             --------             --------

NET LOSS                                                  (1,527)                (462)              (2,061)                (728)

SERIES E EMBEDDED DIVIDENDS                                                                           (687)
                                                        --------             --------             --------             --------
NET LOSS ATTRIBUTABLE TO -
 COMMON SHAREHOLDERS                                    $ (1,527)            $   (462)            $ (2,748)            $   (728)
                                                        ========             ========             ========             ========

LOSS PER COMMON SHARE
 BASIC AND DILUTED                                      $  (0.13)            $  (0.05)            $  (0.24)            $  (0.08)
                                                        ========             ========             ========             ========

WEIGHTED AVERAGE SHARES OUTSTANDING                       12,032                9,488               11,448                9,494
                                                        ========             ========             ========             ========

OSAGE SYSTEMS GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in Thousands)

--------------------------------------------------------------------------------------------------------------------
                                                                                         SIX MONTHS ENDED
                                                                                ------------------------------------
                                                                                JUNE 30, 2000          JUNE 26, 1999
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net loss                                                                          $(2,061)               $  (728)
 Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                                    1,021                    730
    Deferred income taxes                                                             (627)                  (265)
    Noncash interest                                                                 1,045                     33
 Changes in operating assets and liabilities:
    Accounts receivable                                                               (865)                (4,850)
    Inventories                                                                        (15)                  (518)
    Prepaid expenses and other assets                                                  (79)                    93
    Accounts payable                                                                 4,004                  6,477
    Accrued expenses                                                                (1,326)                   322
    Deferred revenue                                                                   (44)                  (957)
    Income taxes payable                                                                                      (70)
                                                                                   -------                -------
      Net cash provided by operating activities                                      1,053                    267
                                                                                   -------                -------

INVESTING ACTIVITIES:
  Capital expenditures                                                                (216)                  (636)
   Acquisition costs, net of cash received of $185 in 1999                                                    (55)
                                                                                   -------                -------
     Net cash used in investing activities                                            (216)                  (691)
                                                                                   -------                -------

FINANCING ACTIVITIES:
  Payments under line of credit agreement                                             (144)                  (750)
  Payments on executive officers notes payable                                         (91)                  (610)
  Principal payments on long-term debt                                              (1,978)                  (580)
  Borrowings on long-term debt                                                       3,000                      0
  Dividends paid on Series E preferred stock                                          (176)                     0
  Net proceeds from sale of common stock and preferred shares                          263                  1,915
  Payments for redemption of Series E preferred stock                               (2,240)                     0
  Net increase in note receivable                                                                               3
                                                                                   -------                -------
    Net cash used in financing activities                                           (1,366)                   (22)
                                                                                   -------                -------

NET DECREASE IN CASH                                                                  (529)                  (446)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       2,546                  3,152
                                                                                   -------                -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 2,017                $ 2,706
                                                                                   =======                =======

OSAGE SYSTEMS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation.

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and its cash flows for the periods reported. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

2.    Earnings Per Share.

      The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share.

      Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period after giving effect to stock options and the conversion of preferred shares considered to be dilutive. Because the Company incurred a loss for the three and six months ended June 30, 2000 and June 26, 1999, the effects of the potential dilutive securities are not included in the calculations.

3.    New Accounting Pronouncements.

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for transactions entered into in fiscal quarters of fiscal years that begin after June 15, 2000. This statement establishes standards for the accounting and reporting for derivative instruments and for hedging activities. SFAS No. 133, as amended, will be adopted by the Company on January 1, 2001. The future effect on the Company's financial position and the results of operations has not been determined.

4.    Income Taxes.

      The Company accounts for income taxes using the asset and liability approach, which can result in recording tax provisions or benefits in periods different than the periods in which such taxes are paid or benefits realized. Deferred income taxes are recorded for the difference between the book and tax basis of various assets and liabilities that can provide for current recognition of expected tax benefits from temporary differences that will result in deductible amounts in future years.

      The deferred income tax asset at June 30, 2000 and December 31, 1999 is comprised of the following: ($ In Thousands)

OSAGE SYSTEMS GROUP, INC.

                                                                        2000                  1999
                                                                      -------                ------
Use of cash basis of accounting for income tax purposes               $    30                    30
Allowance for doubtful accounts                                            68                    68
Compensation                                                              470                   470
                                                                      -------                ------
Net current assets                                                    $   568                   568
                                                                      =======                ======


Net operating loss carryforwards                                      $ 3,431                 3,056
Goodwill                                                                 (101)                 (102)
Property                                                                    9                     9
Discount on subordinated debt                                            (202)                 (477)
Other                                                                    (119)                  (96)
Valuation allowance on net loss carryforwards                            (250)                 (250)
                                                                      -------                ------

Net noncurrent assets                                                 $ 2,768                 2,140
                                                                      =======                ======

5.    Convertible Preferred Stock and Capital Stock.

      During 1998, the Company completed a private placement offering for 1,000 shares of Series D Preferred shares (the "Series D Shares"). In connection with the private placement, warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $5.97 per share were granted to the investor. The holder of the Series D Shares had the right at any time following the 90th day after the issuance date to convert the $1,000,000 principal amount of the shares, plus any and all accrued dividends therein, into shares of Common Stock at the Series D conversion rate of $4.975 per share. The Series D conversion rate was subject to adjustment if the Company failed to comply with certain redemption provisions described below. As so adjusted, the conversion rate was equal to the lesser of $4.975 or 80 percent of the three lowest closing bid prices of the Common Stock during the five trading days immediately preceding the conversion date. The Series D Shares could be redeemed at the option of the holder upon 10 business days written notice after the first anniversary of the issuance date, if the closing bid price calculated as of the first anniversary of the issuance date was less than the conversion price as of the issuance date. The redemption price was 120% of the stated value ($1,000 per share) plus accrued and unpaid dividends. At the date of issuance, the carrying amount of the redeemable preferred stock was decreased by $154,000, the fair value of the common stock warrants, with a credit to additional paid-in capital. As of December 31, 1999 the preferred stock became redeemable at the option of the holder. Therefore, the preferred stock was accreted to its redemption value with an increase to the net loss in the consolidated statement of operations to arrive at the amount of loss attributable to common shareholders. On January 18, 2000, the holder of the Series D Shares converted 500 shares, at a conversion price of $1.07, into 468,736 shares of Common Stock. On February 10, 2000, the remaining 500 Series D Shares were converted, at a conversion price of $1.73, into an additional 288,468 shares of Common Stock.

      During 1999, the Company completed a private placement offering for 2,000 shares of Series E Preferred shares (the "Series E Shares"). In connection with the private placement, warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $7.875 per share were granted to the investor. The holder of the Series E Shares had the right at any time following the 90th day after the issuance date to convert the $2,000,000 principal amount of the shares, plus any and all accrued dividends therein, into shares of Common Stock at the Series E conversion rate of $6.5625 per share. The Series E conversion rate was subject to adjustment if the Company failed to comply with certain redemption provisions described below. As so adjusted, the conversion rate was equal to the lesser of $6.5625 or 80 percent of the three lowest closing bid prices of the Common Stock during the five trading days immediately preceding the conversion date. The Series E Shares could be redeemed at the option of the holder upon 10 business days written notice after the first anniversary of the issuance date if the closing bid price calculated as of the first anniversary of the issuance date was less than the conversion price as of the issuance date. The redemption price was 120% of the stated value ($1,000 per share) plus accrued and unpaid dividends. At the date of issuance, the carrying amount of the redeemable preferred stock was decreased by $180,000, the fair value of the common stock warrants, with a credit to additional paid-in capital. During the three months ended March 31, 2000, the preferred stock became redeemable at the option of the holder. Therefore, the preferred stock was accreted to its redemption value with an increase to the net loss in the consolidated statement of operations to arrive at the amount of loss attributable to common shareholders. On February 22, 2000, the holder of the Series E Preferred Stock converted 133 shares of preferred stock into 20,267 shares of Common Stock of the Company at a conversion price of $6.5625 per common share. On March 17, 2000 the Company redeemed the remaining shares of Series E Preferred Stock at the redemption price of $1,200 per preferred share. To redeem the Series E Preferred Stock, the Company obtained $3,000,000 from the holders of the Long-Term Warrants (see Note 6) pursuant to an unsecured interest-free demand note. The advance is included in current portion of long-term debt at June 30, 2000.

6.    Convertible Subordinated Debentures.

      On November 22, 1999, the Company completed a private placement offering for $3 million principal amount 10% Convertible Subordinated Debentures (the "Debentures"). In connection with the private placement, common stock purchase warrants were granted to the investors and to the broker of the transaction. The principal amount of the Debentures is payable on November 22, 2001 with interest payable at the rate of ten percent (10%) per annum on a quarterly basis commencing December 31, 1999. Interest may be paid in cash, or at the option of the holder, in shares of the Company's Common Stock priced at the "Conversion Price" of the Debentures. At the option of the holder, the Debentures are convertible into shares of the Company's Common Stock at the Conversion Price per share at any time prior to maturity. The shares of Common Stock issuable upon the conversion of the Debentures may be resold under an effective registration statement filed with the Securities and Exchange Commission, at which point the Debentures shall automatically convert into shares of the Company's Common Stock at the Conversion Price. The Conversion Price shall be $.30 per share of Common Stock (reflective of a twenty percent (20%) discount to the closing bid price of the Common Stock on October 8, 1999).

      The Debentures have a beneficial conversion feature that reflects a conversion price that was a discount to the price of the Company's Common Stock on the date the Debentures were priced. The beneficial conversion feature was valued at $750,000 at the date of issuance. Since the debt is convertible at any time after the Company's stockholders approve the conversion feature, this amount was charged to interest expense in May 2000 when stockholder approval was obtained.

      The Debentures were privately offered as a Unit, together with warrants that, subject to certain vesting provisions, entitled the holders to contingently purchase 20,000,000 shares of Common Stock of the Company at an exercise price of $.30 per share. The warrants consist of 5-year warrants to purchase 10,000,000 shares of Common Stock of the Company (the "Long-

Term Warrants") and 90-day warrants to purchase 10,000,000 shares of Common Stock of the Company (the "Short-Term Warrants"). All of the Short-Term Warrants expired on February 22, 2000. The Long-Term Warrants vested in May 2000 when stockholder approval of the exercise feature of these warrants was obtained.

      The carrying amount of the Debentures has been decreased by $1,325,840, the fair value of the common stock warrants issued to the holder. This amount will be amortized as interest expense over the term of the convertible debt. During the fourth quarter of 1999 and the first six months of 2000, the Company amortized $70,711 and $334,822 respectively as interest expense.

      As is discussed above, at the Company's annual meeting of stockholders, which was held on May 31, 2000, the stockholders approved the conversion and exercise feature of the Debentures and the Long-Term Warrants. As a result, the Company may be caused to issue approximately 20,000,000 shares of its Common Stock to the holders of the Debentures and the Long-Term Warrants, which would have an extremely dilutive effect on the existing stockholders. Furthermore, holders of the Debentures and the Long-Term Warrants would beneficially own approximately 69% of the Company's Common Stock, thereby securing majority voting control of the Company's stock.

7.    Contingencies.

      The Company is involved in litigation and various other legal matters that have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of existing matters will have a material adverse effect on its financial condition, results of operations, or cash flows.

      On or about March 7, 2000, Halifax Fund, L.P. commenced an action against the Company, as well as Michael Lauer and three investment funds managed by him, Lancer Offshore, Inc., Lancer Partners, L.P. and Orbiter Fund, Ltd. (collectively "Lancer") in the Supreme Court of the State of New York (the "Court") captioned Halifax Fund, L.P. v. Osage Systems Group, Inc., Michael Lauer, Lancer Offshore, Inc., Lancer Partners, L.P. and Orbiter Fund, Ltd., Supreme Court of the State of New York, County of New York (Index No. 600993/00). In its complaint, Halifax alleges that the Company breached a contractual obligation to offer Halifax a right of first refusal to participate in a financing transaction the Company completed with Lancer in November 1999 (see Note 6). Halifax also alleges that the Company breached a contractual obligation to register securities issuable upon the conversion of preferred stock Halifax purchased from the Company in February 1999. Halifax seeks: (i) monetary damages in excess of $23 million for the alleged breaches of contract;
(ii) specific performance of the right of first refusal; (iii) injunctive relief preventing the Company from issuing shares of its Common Stock to Lancer upon the conversion of debentures and the exercise of warrants granted in the Lancer financing; and (iv) injunctive relief preventing the Company from soliciting stockholder approval for the Lancer financing, which was a necessary condition precedent for the issuance of the Company's Common Stock under the Debentures and the Long-Term Warrants issued to

Lancer. As to the remainder of the substantive claims, the Company is in the process of investigating the matter and has tentatively concluded that no breach of contract occurred. It has arrived at this conclusion in reliance on information provided by its investment bankers that they provided Halifax with the requisite written right of first refusal offer in compliance with the Company's contractual obligation to do so. Accordingly, the Company intends to vigorously defend the matter.

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

8.    Segment Reporting.

      The Company engages in business activities in one operating segment that provides network computers solutions through information technology services. The chief operating decision-makers are provided information about the revenues generated in key client industries. The resources needed to deliver the Company's services are not separately reported by industry. The Company's services are delivered to clients primarily in the United States and the Company's long-lived assets are all located in the United States.

9.    Subsequent Event.

      On July 21, 2000 the Company completed a private placement offering for $4 million principal amount 10% Convertible Subordinated Debentures (the "Debentures"). The principal amount of the Debentures is payable on July 15, 2001 with interest payable at the rate of ten percent (10%) per annum commencing July 25, 2000. Principal and interest may be paid in cash, or at the option of the Company, in shares of the Company's subsidiary Osage iXi's Common Stock priced at $1 per share. Such a conversion, assuming the full $4 million is converted, would convert into 40% of Osage iXi's stock. No interest is due if the Note is converted. Osage iXi began business on August 1, 2000. At that time, Osage iXi received certain assets and retained the services of certain individuals now utilized by other subsidiaries. For additional information refer to Part II, Item 5 "Other Information".

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

(vii) the Company's dependence on certain large customers and suppliers; (viii) the Company's dependence on certain key personnel; and (ix) the competitive market for technical personnel. Additional factors are described in the Company's other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

OVERVIEW

      Through its operating subsidiaries, the Company markets a broad range of integrated information technology products and professional consulting services, intended to address all phases of a customer's information technology needs. The Company's ability to deliver integrated solutions is principally attributable to its technical expertise and its value-added reseller agreements with industry-leading vendors of information technology products such as Sun Microsystems, Inc., Cisco Systems, Inc., Oracle Corporation, Netscape Communications Corporation, Check Point Software Technologies, Ltd. and Veritas Software Corporation, with Sun Microsystems accounting for approximately 70% of the Company's hardware sales. The Company has also established relationships with leading aggregators of computer hardware and software products. These agreements enable the Company to provide its clients with competitive product pricing, ready product availability and services.

      The Company realizes revenues from the sale of products and services. Professional services are provided to customers on a time and material basis at hourly rates or on fixed contract basis that are established based upon the skill level, experience and type of service being performed. Support contract revenue is recognized over the term of the contract. Historically, most of the Company's revenues have been derived from the resale of computer and network hardware and software products. However, in recognition that market demand is evolving toward higher margin complete information technology solutions, the Company has adopted the expansion of its service offerings to the marketplace as one of its business strategies. Management expects its consulting and service revenue to increase as a percentage of net sales as it expands its service offerings to new and existing customers.

      As announced on July 18, 2000, the Company is now organized into two strategic business units, Osage iXi and Osage Systems Integration. System Integration customers include both our traditional base and the emerging market of Internet related companies. In 1999 Osage had in excess of 70 customers whose principal business related to the Internet such as internet service providers "ISPs", "application service providers "ASPs", business to business "B2B" commerce sites and business to consumer "B2C"commerce sites. Most of the services provided to these customers involve the basic infrastructure of their Internet installations.

      Osage iXi, which originally focused exclusively on business intelligence and eCommerce solutions for the middle market, will now also encompass the eIntegrator Alliance Program and the newly launched Professional Services organization. A core component of the Professional Services organization has been the development of the Internet Data Center Solution Stacks, a set of packaged solutions with defined service deliverables in the areas of Storage, Security, Availability, Assurance, and Operations. These solutions can be deployed in individual client environments, or customized for use in specific eIntegrator partnerships. The expansion of the professional service offerings is in response to expanding market opportunities created by web-enabled technologies.

RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 26, 1999

The following table sets forth for the periods indicated certain financial data as a percentage of net sales: ($ In Thousands)

                                                                                  THREE MONTHS ENDED
                                                          -------------------------------------------------------------------
                                                                  JUNE 30 2000                         JUNE 26, 1999
                                                                               % OF                                   % OF
                                                           AMOUNT            NET SALES            AMOUNT            NET SALES
                                                           ------            ---------            ------            ---------
REVENUE:
  Hardware and software sales                             $ 24,718              83.8%            $ 22,847              85.8%
  Services and consulting revenues                           4,782              16.2%               3,773              14.2%
                                                          --------             -----             --------             -----
  Total revenue                                             29,500             100.0%              26,620             100.0%
COST OF SALES                                               25,537              86.6%              21,230              79.8%
                                                          --------             -----             --------             -----
  Gross profit                                               3,963              13.4%               5,390              20.2%
                                                          --------             -----             --------             -----

OPERATING EXPENSES:
  Selling, general and administrative expenses               4,178              14.2%               5,463              20.5%
  Depreciation and amortization                                531               1.8%                 375               1.4%
                                                          --------             -----             --------             -----
    Total operating expenses                                 4,709              16.0%               5,838              21.9%
                                                          --------             -----             --------             -----

LOSS FROM OPERATIONS                                          (746)            -2.6%                 (448)            -1.7%

INTEREST - NET                                              (1,134)            -3.8%                 (219)            -0.8%
                                                          --------             -----             --------             -----

LOSS BEFORE BENEFIT FOR INCOME TAXES                        (1,880)            -6.4%                 (667)            -2.5%

BENEFIT FOR INCOME TAXES                                      (353)            -1.2%                 (205)            -0.8%
                                                          --------             -----             --------             -----

NET LOSS                                                  $ (1,527)            -5.2%             $   (462)            -1.7%
                                                          ========             =====             ========             =====

BASIC AND DILUTED LOSS PER SHARE:                         $  (0.13)                              $  (0.05)
                                                          ========                               ========

BASIC AND DILUTED SHARES OUTSTANDING:                       12,032                                  9,488
                                                          --------                               --------

Revenues. Net sales increased by 10.8%, or approximately $2.9 million, to $29.5 million for the three months ended June 30, 2000 as compared to $26.6 million for the same prior year period. This increase in net sales was attributable to an increase in the Company's focus on service sales as well as an increase in demand for the products the Company offers. The level of change is larger than the comparative results depict as the Company discontinued the Solsource and E-comm operations in the fourth quarter of 1999. Management expects service revenues to continue to increase as new opportunities associated with the Company's iXi initiative are realized. The Company's net sales are expected to slow somewhat during 2000 as the Company emphasizes improving operating margins.

      Gross Profit. The Company's cost of sales consists primarily of the cost to the Company of products acquired for resale and salaries of certain technical personnel. The Company's gross profit decreased by 26.5% or $1.4 million to $4.0 million for the three months ended June 30, 2000 as compared to $5.4 million for the prior year. Increased competition, redeployed resources for iXi development, and product availability in the hardware and software markets were primarily responsible for the decline. Gross profit margin decreased to approximately 13.4% during the three months ended June 30, 2000 as compared to approximately 20.2% during the prior year. The decrease in gross profit margins was attributable to increased competition, resource redeployment, the sale of more expensive product, with higher dollar profitability but lower margins and the lack of availability of certain products. With respect to the sale of hardware, management believes that in the long run, gross profit margins on these sales will decrease. As a consequence, the Company intends to continue growing its services and consulting business at a rate in excess of the growth of its hardware and software business. Also, the Company believes that, as one of the larger systems integrators competing in its markets, it can obtain economies of scale, which will allow it to compete profitably in spite of any deterioration of gross profit margins.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, sales person compensation, employee benefits, professional fees, travel, marketing and facility costs. Selling, general and administrative expenses decreased by 23.5% or $1.3 million to $4.2 million for the three months ended June 30, 2000 as compared to $5.5 million for the same period last year. As a percentage of sales, these costs decreased from 20.5% for the three months ended June 26, 1999 to 14.2% for the same period this year. The decrease is primarily attributable to the restructuring program initiated in the third quarter of 1999. The restructuring activity included the reduction in levels of management, the elimination of approximately forty-five positions, including several senior executive personnel, vacating certain leased facilities and canceling certain contracts.

      Depreciation and Amortization. Depreciation and amortization of $531,000 for the three months ended June 30, 2000 reflected an increase of 41.6%, or $156,000, as compared to the same prior year period. The increase was primarily due to the effect of amortization of goodwill and depreciation of assets acquired in connection with acquisitions as well as the depreciation associated with the Company's enterprise software system.

      Interest Expense. Interest expense for the three months ended June 30, 2000 of $1.1 million includes interest charges associated with the Company's line of credit and term loan agreement along with interest accretion related to the common stock warrants issued to the holder of the Debentures. Also included as interest expense is $750,000 associated with the beneficial conversion feature of the Debentures due to the conversion price reflecting a discount to the price of the Company's Common Stock on the date the Debentures were priced. This amount was recognized in May 2000 when approval by the Company's stockholders was obtained for the issuance of shares associated with the Debenture.

      Income Taxes. The Company's effective tax rate benefit for the three months ended June 30, 2000 was 18.8% which is primarily attributable to the net operating loss generated during the year offset by nondeductible goodwill and interest expense.

      RESULTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 26, 1999

The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

($ In Thousands)

                                                                                 SIX MONTHS ENDED
                                                        ------------------------------------------------------------------
                                                                JUNE 30, 2000                       JUNE 26, 1999
                                                                             % OF                                 % OF
                                                         AMOUNT            NET SALES            AMOUNT           NET SALES
                                                         ------            ---------            ------           ---------
REVENUE:
 Hardware and software sales                            $ 46,742              84.3%            $ 46,470              86.5%
 Services and consulting revenues                          8,728              15.7%               7,242              13.5%
                                                        --------             -----             --------             -----
 Total revenue                                            55,470             100.0%              53,712             100.0%
COST OF SALES                                             47,436              85.5%              43,300              80.6%
                                                        --------             -----             --------             -----
 Gross profit                                              8,034              14.5%              10,412              19.4%
                                                        --------             -----             --------             -----

OPERATING EXPENSES:
 Selling, general and administrative expenses              8,110              14.6%              10,293              19.2%
 Depreciation and amortization                             1,021               1.8%                 730               1.4%
                                                        --------             -----             --------             -----
  Total operating expenses                                 9,131              16.5%              11,023              20.6%
                                                        --------             -----             --------             -----

LOSS FROM OPERATIONS                                      (1,097)            -2.0%                 (611)            -1.2%

INTEREST - NET                                            (1,577)            -2.8%                 (382)            -0.7%
                                                        --------             -----             --------             -----

LOSS BEFORE BENEFIT FOR INCOME TAXES                      (2,674)            -4.8%                 (993)            -1.9%

BENEFIT FOR INCOME TAXES                                    (613)            -1.1%                 (265)            -0.5%
                                                        --------             -----             --------             -----


NET LOSS                                                  (2,061)            -3.7%                 (728)            -1.4%

SERIES E EMBEDDED DIVIDENDS                                 (687)            -1.2%
                                                        --------             -----             --------             -----

NET LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDERS                                            $ (2,748)            -4.9%             $   (728)            -1.4%
                                                        ========             =====             ========             =====

BASIC AND DILUTED LOSS PER SHARE:                       $  (0.24)                              $  (0.08)
                                                        ========                               ========

BASIC AND DILUTED SHARES OUTSTANDING:                     11,448                                  9,494
                                                        ========                               ========

     Revenues. Net sales increased by 3.3%, or approximately $1.8 million, to $55.5 million for the six months ended June 30, 2000 as compared to $53.7 million for the same prior year period. This increase in net sales was attributable to an increase in the Company's focus on service sales as well as an increase in demand for the products the Company offers. The level of change is larger than the comparative results depict as the Company discontinued the Solsource and E-comm operations in the fourth quarter of 1999. Management expects service revenues to continue to increase as new opportunities associated with the Company's iXi initiative are realized. The Company's net sales are expected to slow somewhat during 2000 as the Company emphasizes improving operating margins.

      Gross Profit. The Company's cost of sales consists primarily of the cost to the Company of products acquired for resale and salaries of certain technical personnel. The Company's gross profit decreased by 22.8% or $2.4 million to $8.0 million for the six months ended June 30, 2000 as compared to $10.4 million for the prior year period. Product availability and increased competition in the hardware and software markets was primarily responsible for the decline. Gross profit margin decreased to approximately 14.5% during the six months ended June 30, 2000 as compared to approximately 19.4% during the prior year period. The decrease in gross profit margins was attributable to increased competition and the lack of availability of certain products and the sale of more expensive product, with higher dollar profitability but lower margins. With respect to the sale of hardware, management believes that in the long run, gross profit margins on these sales will decrease. As a consequence, the Company intends to continue growing its services and consulting business at a rate in excess of the growth of its hardware and software business. Also, the Company believes that, as one of the larger systems integrators competing in its markets, it can obtain economies of scale, which will allow it to compete profitably in spite of any deterioration of gross profit margins.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, sales person compensation, employee benefits, professional fees, travel, marketing and facility costs. Selling, general and administrative expenses decreased by 21.2% or $2.2 million to $8.1 million for the six months ended June 30, 2000 as compared to $10.3 million for the same period last year. As a percentage of sales, these costs decreased from 19.2% for the six months ended June 26, 1999 to 14.6% for the same period this year. The decrease is primarily attributable to the restructuring program initiated in the third quarter of 1999. The restructuring activity included the reduction in levels of management, the elimination of approximately forty-five positions, including several senior executive personnel, vacating certain leased facilities and canceling certain contracts.

      Depreciation and Amortization. Depreciation and amortization of $1.0 million for the six months ended June 30, 2000 reflected an increase of 39.9%, or $291,000, as compared to the same prior year period. The increase was primarily due to the effect of amortization of goodwill and depreciation of assets acquired in connection with acquisitions as well as the depreciation associated with the Company's enterprise software system.

      Interest Expense. Interest expense for the six months ended June 30, 2000 of $1.6 million includes interest charges associated with the Company's line of credit and term loan agreement along with interest accretion related to the common stock warrants issued to the holder of the Debentures. Also included as interest expense is $750,000 associated with the beneficial conversion feature of the Debentures due to the conversion price reflecting a discount to the price of the Company's Common Stock on the date the Debentures were priced. This amount was recognized in May 2000 when approval by the Company's stockholders was obtained for the issuance of shares associated with the Debenture.

      Income Taxes. The Company's effective tax rate benefit for the six months ended June 30, 2000 was 22.9% which is primarily attributable to the net operating loss generated during the year offset by nondeductible goodwill and interest expense.

VARIABLE OPERATING RESULTS

      The Company's historical operating results have varied from quarter to quarter, and the Company expects that they will continue to do so. Due to the relatively fixed nature of certain of the Company's costs, including personnel and facilities costs, a decline in revenue in any fiscal quarter would result in lower profitability in that quarter. A variety of factors, many of which are not within the Company's control, influence the Company's quarterly operating results, including availability of product, the closings of acquisitions, seasonal patterns of capital spending by customers, information technology outsourcing trends, the timing, size and stage of projects, new service introductions by the Company or its competitors, levels of market acceptance for the Company's products or services or the hiring of additional staff. Operating results may also be impacted by the timing of billings and changes in the Company's billing and utilization rates. The Company believes, therefore, that past operating results and period-to-period comparisons should not be relied upon as an indication of future performance. The Company anticipates that its business will continue to be subject to such seasonal variations.

Backlog

      The Company normally ships systems promptly after receiving an order and therefore does not customarily have a significant backlog.

Liquidity And Capital Resources

      Historically, the Company has funded its operations primarily from cash generated by operations and, to a lesser extent, with funds from borrowings under the Company's credit facility. For the six months ended June 30, 2000, cash flow provided by operations was $1.0 million as compared to cash provided by operations of $.3 million during the same period in the prior year. The Company's cash flow from operations was positively affected by vendor purchases with credit extending beyond our normal experience offset by growth in receivables.

      The Company's working capital was $8.7 million at June 30, 2000, as compared to the working capital of $11.5 million at December 31, 1999. The decrease in the Company's working capital during such period is principally attributable to the increase in obligations to our vendors.

      Capital expenditures, which totaled $216,000 during the first six months of 2000, were principally for computer hardware and software to support the Company's expanding operations.

      Cash flow from financing activities was unfavorably impacted by the $2.2 million redemption of Series E preferred stock as well as $2.1 million of net repayments of debt partially offset by a $3.0 million interest free advance (see below).

      In March 2000, the Company received $3.0 million as an interest-free advance under common stock purchase warrants issued as part of the Debenture. The advance was used to redeem the Company's outstanding shares of Series E Convertible Preferred Stock.

      At the Company's annual meeting of stockholders held on May 31, 2000, the stockholders voted on the conversion and exercise feature of the convertible debentures and Common stock purchase warrants (collectively, the "Debenture") sold by the Company to Michael Lauer and three investment funds managed by him (collectively, Lancer") in November 1999 (the "Lancer Financing"). The stockholders approved the conversion and exercise features of the Derivative Securities and as a result, the Company may be caused to issue approximately 20,000,000 shares of its Common Stock to Lancer or its designees, which would have an extremely dilutive effect on the existing stockholders. Furthermore, Lancer and its designees would beneficially own approximately 69% of the Company's Common Stock, thereby securing majority voting control of the Company's stock.


RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for transactions entered into in fiscal quarters of fiscal years that begin after June 15, 2000. This statement establishes standards for the accounting and reporting for derivative instruments and for hedging activities. SFAS No. 133, as amended, will be adopted by the Company on January 1, 2001. The future effect on the Company's financial position and the results of operations has not been determined.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      As of June 30, 2000, the Company had approximately $15.3 million floating-rate debt outstanding. The Company's management believes the interest rate risk represented by this debt is not material. The Company has not, and does not plan to, enter into any derivative financial instruments for hedging or speculative purposes. As of June 30, 2000, the Company had no other significant material exposure to market risk.

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

      The Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock the Company is authorized to issue from 50,000,000 to 100,000,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On May 31, the Company held its Annual Meeting whereby the holders of the Company's Common Stock voted to approve each of the following proposals:

      (1) The issuance of more than 20% of the Company's outstanding Common Stock upon the conversion of outstanding debentures and the exercise of outstanding warrants at below-market prices (the debentures and warrants are collectively referred to as the "Debentures") related to the November 22, 1999 private placement offering for $3 million;

      (2) Re-elected the current directors and elected Edward Stead, a new director to serve until the 2003 Annual Meeting of Stockholders or until their successors are elected and qualified;

      (3) An amendment to the Company's Certificate of Incorporation (the "Certificate") to increase the number of shares of Common Stock the Company is authorized to issue from 50,000,000 to 100,000,000;

      (4) Ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ending December 31, 2000; and

At the Annual Meeting, the holders of the Company's Common Stock did not approve the following proposals:

      (1) An amendment to the Certificate to eliminate the classification of the Board of Directors into three different classes.

      (2) An amendment to the Certificate eliminating a supermajority voting requirement for the stockholders to amend the Certificate.

ITEM 5. OTHER INFORMATION.

      Osage Systems Group, Inc. ("Osage") has obtained $4,000,000 of new funding as a result of the following transaction. The proceeds will be used for the operational and capital needs of Osage and its subsidiaries.

      As a requirement for the funding, Osage formed a new wholly-owned subsidiary called Osage iXi, Inc. ("Osage iXi"), a Delaware corporation. Effective as of August 1, 2000, pursuant to an Assignment and Assumption Agreement dated July 21, 2000 among Osage, Osage iXi and the other Osage subsidiaries (the "Other Osage Subsidiaries"), Osage caused the Other Osage Subsidiaries to transfer to Osage iXi the assets held by them which were primarily associated with their information technology consulting business (the "Consulting Business"). In addition, the Other Osage Subsidiaries transferred to Osage iXi their employees which will be primarily associated with the Consulting Business. In consideration for such transfers, Osage iXi agreed to assume the liabilities and obligations of the Other Osage Subsidiaries primarily relating to the Consulting Business and to employ such employees (with such employees being leased by the Other Osage Subsidiaries to Osage iXi until December 31, 2000, at which time they will become employees of Osage iXi).

      SPH Investments, Inc. ("SPH") and HMA Associates, Inc. (HMA") (collectively, the "Lenders") entered into a certain Convertible Promissory Note Purchase Agreement (the "Note Purchase Agreement") with Osage and Osage iXi dated July 21, 2000 pursuant to which the Lenders committed to purchase a total of $4,000,000 of Convertible Senior Subordinated Notes (the "Notes") (each Lender is committed to purchase $2,000,000 of the Notes). On July 25, 2000 the Lenders purchased a total of $2,000,000 of such Notes. Pursuant to the Note Purchase Agreement, the Lenders are required to purchase an additional $2,000,000 of such Notes, with $1,000,000 of such Notes to be purchased on or before September 30, 2000 and $1,000,000 of such Notes to be purchased on or before November 30, 2000.

      The Notes bear interest at the rate of ten percent (10%) per annum and have a maturity date of July 15, 2001. In addition to the interest, if the Notes are neither prepaid prior to July 15, 2001 nor converted into shares of stock (as described below), Osage is required to pay a redemption fee equal to ten percent (10%) of the principal amount of the Notes.

      Pursuant to two letter Agreements dated July 24, 2000 and July 26, 2000 between Osage and SPH, in consideration of services rendered by SPH to Osage in connection with this financing, Osage agreed to pay SPH an amount equal to five percent (5%) of the amount of the original Notes which is repaid (the "Service Fee"). Osage also agreed that it would advance to SPH the amount of the Service Fee which will be payable in the event that Osage repays $2,000,000 of the Notes.

      Repayment of the Notes is subordinated to Osage's obligations for repayment of its obligations to Coast Business Credit and GE Access. The Notes are secured by a security interest on all of the assets of Osage and its subsidiaries (which are subordinated to the security interests granted by Osage and its subsidiaries in favor of Coast Business Credit and GE Access).

      In the event that the Notes have not been repaid in full on or before January 15, 2001, Osage agreed under the Note Purchase Agreement to declare a dividend of 600,000 shares of the Common Stock of Osage iXi to its shareholders and to pursue a separate listing of Osage iXi on either the American Stock Exchange or the NASDAQ market.

      In the event that the Notes are not repaid prior to July 15, 2001, unless there is then an outstanding Event of Default (as defined under the Notes), on such date the Notes shall automatically be converted into shares of common stock of Osage iXi at the rate of one (1) share for each one ($1.00) dollar of the outstanding principal amount of the Notes. Assuming that all $4,000,000 of the Notes are converted into shares of common stock of Osage iXi, based on the current number of such shares outstanding, the Lenders will own forty (40%) percent of the then issued and outstanding stock of Osage iXi.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits:

         Exhibit Number
         (referenced
         to Item 601
         of Reg. S-K)                Description             Method of Filing
         ------------                -----------             ----------------
         27                     Financial Data Schedule      Filed herewith


      (b)   Reports on Form 8-K

            The company did not issue any reports on Form 8-K during the quarter ended June 30, 2000


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on by the undersigned, thereunto duly authorized


OSAGE SYSTEMS GROUP, INC.




Date: August 14, 2000                By: /s/ Phil Carter
Phil Carter
Chairman of the Board and Chief Executive Officer


Date: August 14, 2000                By: /s/ Robert T. Peterson
Robert T. Peterson
Chief Financial Officer/Principal Accounting Officer