Form 10-Q
period 2000-09-30
OSAGE SYSTEMS GROUP INC
filed 2000-11-14
CIK 898802

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                  (1)   Yes       X       No
                              ------           ------
                  (2)   Yes       X       No
                              ------           ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's sole class of common stock as of November 10, 2000 was 33,151,155 shares.

                            OSAGE SYSTEMS GROUP, INC.

                                      INDEX

                                                                              Page
                                                                              ----
PART I        FINANCIAL INFORMATION*

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of September 30,
              2000 (unaudited) and December 31, 1999                            1


              Unaudited Condensed Consolidated Statements of Operations
              for the Three and Nine Months ended September 30, 2000
              and September 30, 1999                                            2

              Unaudited Condensed Consolidated Statements of Cash Flows
              for the Nine Months ended September 30, 2000 and
              September 30, 1999                                                3

              Notes to Unaudited Condensed Consolidated Financial
              Statements                                                        4 - 11

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              12 - 21

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk       21

PART II       OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds                        21 - 22
     Item 4.  Submission of Matters to a Vote of Security Holders              22
     Item 5.  Other Information                                                23 - 25
     Item 6.  Exhibits and Reports on Form 8-K                                 25


* The accompanying financial information is not covered by an Independent Certified Public Accountant's Report.

OSAGE SYSTEMS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ In Thousands)

----------------------------------------------------------------------------------------------------------------------------
                                                                                     SEPTEMBER 30, 2000
                                                                                         (UNAUDITED)       DECEMBER 31, 1999
----------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                               $  2,169            $  2,546
  Accounts receivable - net of allowance for doubtful
    accounts of $236 in 2000 and $203 in 1999                                               23,808              23,198
  Inventories                                                                                  711                 534
  Prepaid expenses and other current assets                                                    760                 700
  Deferred income taxes                                                                        568                 568
                                                                                          --------            --------

     Total current assets                                                                   28,016              27,546
                                                                                          --------            --------

FURNITURE AND EQUIPMENT - net                                                                1,742               1,804

GOODWILL, less accumulated amortization of $2,254 in 2000 and $1,250
   in 1999                                                                                  15,243              14,577

DEFERRED INCOME TAXES                                                                        3,275               2,140

OTHER ASSETS                                                                                   471                 443
                                                                                          --------            --------

TOTAL                                                                                     $ 48,747            $ 46,510
                                                                                          ========            ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Current portion of long-term debt                                                       $  1,181               4,356
  Current portion of convertible subordinated debentures                                     2,000
  Accounts payable                                                                           8,423               7,507
  Accrued expenses                                                                           2,013               2,732
  Accrued restructuring                                                                        228               1,287
  Deferred revenue                                                                             127                 190
                                                                                          --------            --------

     Total current liabilities                                                              13,972              16,072

LONG-TERM DEBT                                                                              15,796              14,952
CONVERTIBLE SUBORDINATED DEBENTURES                                                          1,500               1,745
SERIES D CONVERTIBLE PREFERRED STOCK, ISSUED AND OUTSTANDING, 1000
    SHARES IN 1999; TOTAL LIQUIDATION PREFERENCE, $1,000                                                         1,200
SERIES E CONVERTIBLE PREFERRED STOCK, ISSUED AND OUTSTANDING, 2,000
    SHARES IN 1999; TOTAL LIQUIDATION PREFERENCE, $2,000                                                         1,713

STOCKHOLDERS'  EQUITY:
  Series A Preferred, $100 stated value - authorized, issued and outstanding,
    10 shares in 2000 and 1999; total liquidation preference, $300                               1                   1
  Common stock, $.01 par value - authorized, 100,000,000 shares; issued and outstanding, 33,151,155 shares on September 30, 2000 and 10,334,976 on
     December 31, 1999                                                                         332                 103
  Additional paid-in-capital                                                                31,766              21,495
  Retained earnings (deficit)                                                              (14,620)            (10,771)
                                                                                          --------            --------

     Total stockholders' equity                                                             17,479              10,828
                                                                                          --------            --------

TOTAL                                                                                     $ 48,747            $ 46,510
                                                                                          ========            ========



See notes to unaudited condensed consolidated financial statements.

OSAGE SYSTEMS GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands except per share amounts)

-----------------------------------------------------------------------------------------------------------------------------
                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                         --------------------------------    --------------------------------
                                                         SEPT. 30, 2000    SEPT. 30, 1999    SEPT. 30, 2000    SEPT. 30, 1999
-----------------------------------------------------------------------------------------------------------------------------
REVENUE:
   Hardware and software sales                              $ 24,298          $ 25,244          $ 71,041          $ 71,714
   Service and consulting revenues                             4,507             4,761            13,234            12,002
                                                            --------          --------          --------          --------
NET SALES                                                     28,805            30,005            84,275            83,716

COST OF SALES                                                 24,180            25,718            71,615            69,018
                                                            --------          --------          --------          --------

  Gross profit                                                 4,625             4,287            12,660            14,698
                                                            --------          --------          --------          --------

OPERATING EXPENSES:
  Selling, general and administrative expenses                 4,283             4,945            12,390            15,237
  Depreciation and amortization                                  565               377             1,586             1,107
  Restructuring and impairment charges                             0             5,122                 0             5,122
                                                            --------          --------          --------          --------
     Total operating expenses                                  4,848            10,444            13,976            21,466
                                                            --------          --------          --------          --------

OPERATING LOSS                                                  (223)           (6,157)           (1,316)           (6,768)

INTEREST - net                                                (1,190)             (464)           (2,768)             (846)
                                                            --------          --------          --------          --------

LOSS BEFORE (BENEFIT) PROVISION FOR
  INCOME TAXES                                                (1,413)           (6,621)           (4,084)           (7,614)

(BENEFIT) PROVISION FOR INCOME TAXES                            (368)               82              (981)             (183)
                                                            --------          --------          --------          --------

NET LOSS                                                      (1,045)           (6,703)           (3,103)           (7,431)

SERIES E EMBEDDED DIVIDENDS                                        0                 0              (687)                0
                                                            --------          --------          --------          --------

NET LOSS ATTRIBUTABLE TO
 COMMON SHAREHOLDERS                                        $ (1,045)         $ (6,703)         $ (3,790)         $ (7,431)
                                                            ========          ========          ========          ========

LOSS PER COMMON SHARE
  BASIC AND DILUTED                                         $  (0.05)         $  (0.68)         $  (0.27)         $  (0.77)
                                                            ========          ========          ========          ========

WEIGHTED AVERAGE SHARES OUTSTANDING                           19,462             9,830            14,122             9,611
                                                            ========          ========          ========          ========


See notes to unaudited condensed consolidated financial statements.

OSAGE SYSTEMS GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in Thousands)

-------------------------------------------------------------------------------------------------------
                                                                               NINE MONTHS ENDED
                                                                        -------------------------------
                                                                        SEPT. 30, 2000   SEPT. 30, 1999
-------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net loss                                                                  $(3,103)       $(7,431)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                            1,586          1,107
     Deferred income taxes                                                   (1,136)          (265)
     Noncash interest                                                         2,050             33
     Restructuring and impairment charges                                         0          5,122
     Loss on Disposal of Assets                                                   0              1
  Changes in operating assets and liabilities:
    Accounts receivable                                                        (610)        (4,803)
    Inventories                                                                (176)        (1,173)
    Prepaid expenses and other assets                                          (489)            (3)
    Accounts payable                                                            915          7,164
    Accrued expenses                                                         (1,556)          (367)
    Deferred revenue                                                            (62)          (979)
    Income taxes payable                                                          0            (70)
                                                                            -------        -------
       Net cash used by operating activities                                 (2,581)        (1,664)
                                                                            -------        -------

INVESTING ACTIVITIES:
    Capital expenditures                                                       (358)          (690)
    Acquisition costs, net of cash received of $185 in 1999                       0           (336)
                                                                            -------        -------
       Net cash used in investing activities                                   (358)        (1,026)
                                                                            -------        -------

FINANCING ACTIVITIES:
    Net borrowings / (payments) under line of credit agreement                  898           (417)
    Payments on executive officers notes payable                                (91)          (822)
    Net proceeds on notes payable                                                 0            188
    Principal payments on long-term debt                                     (2,741)             0
    Borrowings on long-term debt                                              3,000              0
    Borrowings on convertible debentures                                      3,500              0
    Dividends paid on Series E preferred stock                                 (176)             0
    Net proceeds from sale of common stock and preferred shares                 412          1,932
    Payments for redemption of Series E preferred stock                      (2,240)             0
    Net increase in note receivable                                               0              2
                                                                            -------        -------
       Net cash provided by financing activities                              2,562            883
                                                                            -------        -------

NET DECREASE IN CASH                                                           (377)        (1,807)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                2,546          3,152
                                                                            -------        -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 2,169        $ 1,345
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

         The consolidated financial statements include the accounts of Osage Systems Group, Inc. ("Osage") and its wholly-owned subsidiaries, Osage Computer Group, Inc. ("Osage Computer"), Solsource Computers, Inc. ("Solsource"), H.V. Jones, Inc. ("HV Jones"), Open System Technologies, Inc. ("OST"), Open Business Systems, Inc. ("OBS"), Osage Systems Group Minnesota, Inc., Osage Support Center, Inc. and Osage iXi (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior financial statements to conform to the current classifications.

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

   2. Earnings Per Share.

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share.

         Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period after giving effect to stock options and the conversion of preferred shares considered to be dilutive. Because the Company incurred a loss for the three and nine months ended September 30, 2000 and 1999, the effects of the potential dilutive securities are not included in the calculations.

   3. New Accounting Pronouncements.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Subsequent to the issuance of SFAS No. 133, the FASB received many requests to clarify certain issues causing difficulties in implementation. In June 2000, the FASB issued SFAS No. 138 responding to those requests by amending certain provisions of SFAS No. 133. The Company will adopt SFAS No. 133 and the corresponding amendments under SFAS No. 138 no later than the first quarter of the fiscal year ending December 31, 2001. SFAS No. 133, as amended by SFAS No. 138, will not have a material impact on the Company's results of operations or financial position.

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

         The Company believes an ownership change occurred in 2000, the effect of which will be to limit annual usage of net operating loss carryovers in the future, pursuant to IRC Section 382. At this time, management believes this will not result in an inability to use ultimately all of the net operating losses in the future that are not currently reserved with a valuation allowance.

The deferred income tax asset at September 30, 2000 and December 31, 1999 is comprised of the following: ($ In Thousands)

                                                               2000           1999
                                                              -------        -------

Use of cash basis of accounting for income tax purposes       $    30             30
Allowance for doubtful accounts                                    68             68
Compensation                                                      470            470
                                                              -------        -------
Net current assets                                            $   568            568
                                                              =======          =====

Net operating loss carryforwards                              $ 3,742          3,056
Goodwill                                                         (109)          (102)
Property                                                            9              9
Discount on subordinated debt                                       0           (477)
Other                                                            (117)           (96)
Valuation allowance                                              (250)          (250)

                                                              -------        -------
Net noncurrent assets                                         $ 3,275          2,140
                                                              =======          =====

5. Convertible Preferred Stock and Capital Stock.

   During 1998, the Company completed a private placement offering for 1,000 shares of Series D Preferred shares (the "Series D Shares"). In connection with the private placement, warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $5.97 per share were granted to the investor. The holder of the Series D Shares had the right at any time following the 90th day after the issuance date to convert the $1,000,000 principal amount of the shares, plus any and all accrued dividends thereon, into shares of Common Stock at the Series D conversion rate of $4.975 per share. The Series D conversion rate was subject to adjustment if the Company failed to comply with certain redemption provisions described below. As so adjusted, the conversion rate was equal to the lesser of $4.975 or 80 percent of the three lowest closing bid prices of the Common Stock during the five trading days immediately preceding the conversion date. The Series D Shares could be redeemed at the option of the holder upon 10 business days written notice after the first anniversary of the issuance date, if the closing bid price calculated as of the first anniversary of the issuance date was less than the conversion price as of the issuance date. The redemption price was 120% of the stated value ($1,000 per share) plus accrued and unpaid dividends. At the date of issuance, the carrying amount of the redeemable preferred stock was decreased by $154,000, the fair value of the common stock warrants, with a credit to additional paid-in capital. As of December 31, 1999 the preferred stock became redeemable at the option of the holder. Therefore, the preferred stock was accreted to its redemption value with an increase to the net loss in the consolidated statement of operations to arrive at the amount of loss attributable to common shareholders. On January 18, 2000, the holder of the Series D Shares converted 500 shares, at a conversion price of $1.07, into 468,736 shares of Common Stock. On February 10, 2000, the remaining 500 Series D Shares were converted, at a conversion price of $1.73, into an additional 288,468 shares of Common Stock.

   During 1999, the Company completed a private placement offering for 2,000 shares of Series E Preferred shares (the "Series E Shares"). In connection with the private placement, warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $7.875 per share were granted to the investor. The holder of the Series E Shares had the right at any time following the 90th day after the issuance date to convert the $2,000,000 principal amount of the shares, plus any and all accrued dividends thereon, into shares of Common Stock at the Series E conversion rate of $6.5625 per share. The Series E conversion rate was subject to adjustment if the Company failed to comply with certain redemption provisions described below. As so adjusted, the conversion rate was equal to the lesser of $6.5625 or 80 percent of the three lowest closing bid prices of the Common Stock during the five trading days immediately preceding the conversion date. The Series E Shares could be redeemed at the option of the holder upon 10 business days written notice after the first anniversary of the issuance date if the closing bid price calculated as of the first anniversary of the issuance date was less than the conversion price as of the issuance date. The redemption price was 120% of the stated value ($1,000 per share) plus accrued and unpaid dividends. At the date of issuance, the carrying amount of the redeemable preferred stock was decreased by $180,000, the fair value of the common stock warrants, with a credit to additional paid-in capital. During the three months ended March 31, 2000, the preferred stock became redeemable at the option of the holder.

Therefore, the preferred stock was accreted to its redemption value with an increase to the net loss in the consolidated statement of operations to arrive at the amount of loss attributable to common shareholders. On February 22, 2000, the holder of the Series E Preferred Stock converted 133 shares of preferred stock into 20,267 shares of Common Stock of the Company at a conversion price of $6.5625 per common share. On March 17, 2000 the Company redeemed the remaining shares of Series E Preferred Stock at the redemption price of $1,200 per preferred share. To redeem the Series E Preferred Stock, the Company obtained $3,000,000 from the holders of the Long-Term Warrants (see Note 6) pursuant to an unsecured interest-free demand note. The note has since converted to equity pursuant to the automatic conversion that occurred concurrent with the effectiveness of the Company's Form S-3 which was filed on August 28, 2000.

6. Convertible Subordinated Debentures.

   On November 22, 1999, the Company completed a private placement offering for $3 million principal amount 10% Convertible Subordinated Debentures (the "Debentures"). In connection with the private placement, common stock purchase warrants were granted to the investors and to the broker of the transaction. The principal amount of the Debentures is payable on November 22, 2001 with interest payable at the rate of ten percent (10%) per annum on a quarterly basis commencing December 31, 1999. Interest may be paid in cash, or at the option of the holder, in shares of the Company's Common Stock priced at the conversion price, as defined, of the Debentures. At the option of the holder, the Debentures are convertible into shares of the Company's Common Stock at the conversion price per share at any time prior to maturity. The shares of Common Stock issuable upon the conversion of the Debentures may be resold under an effective registration statement filed with the Securities and Exchange Commission. Since the registration became effective on August 28, 2000, the Debentures have automatically converted into shares of the Company's Common Stock at the market price of the stock on the closing of the transaction. The conversion price was $.30 per share of Common Stock (reflective of a twenty percent (20%) discount to the market price of the Common Stock on October 8,
1999).

   The Debentures had a beneficial conversion feature which was valued at $750,000 at the date of issuance. Since the debt was convertible at any time after the Company's stockholders approved the conversion feature, this amount was charged to interest expense in May 2000 when stockholder approval was obtained.

   The Debentures were privately offered as a Unit, together with warrants that, subject to certain vesting provisions, entitled the holders to contingently purchase 20,000,000 shares of Common Stock of the Company at an exercise price of $.30 per share. The warrants consist of 5-year warrants to purchase 10,000,000 shares of Common Stock of the Company (the "Long-Term Warrants") and 90-day warrants to purchase 10,000,000 shares of Common Stock of the Company (the "Short-Term Warrants"). All of the Short-Term Warrants expired on February 22, 2000. The Long-Term Warrants vested in May 2000 when stockholder approval of the exercise feature of these warrants was obtained.

      The carrying amount of the Debentures had been decreased by $1,325,840, the fair value of the common stock warrants issued to the holder. This amount was to be amortized as interest expense over the term of the convertible debt. However, since the debt has converted, the remaining interest accretion was recognized upon the effectiveness of the registration statement. During the fourth quarter of 1999 and the first nine months of 2000, the Company amortized $70,711 and $1,255,129 respectively as interest expense.

      As is discussed above, at the Company's annual meeting of stockholders, which was held on May 31, 2000, the stockholders approved the conversion and exercise feature of the Debentures and the Long-Term Warrants. A registration statement relating to the Debentures and Long-Term Warrants became effective during the third quarter of 2000. As a result, the Debentures and Warrants automatically converted resulting in approximately 20,000,000 shares of Common Stock being available to the holders of the Debentures and the Long-Term Warrants. This conversion had a dilutive effect on the existing stockholders. Furthermore, holders of the Debentures and the Long-Term Warrants now beneficially own approximately 58% of the Company's Common Stock, thereby securing majority voting control of the Company's stock.

      On July 21, 2000 the Company completed a private placement offering for $4 million principal amount 10% Convertible Subordinated Debentures (the "10% Debentures"). The principal amount of the Debentures is payable on July 15, 2001 with interest payable at the rate of ten percent (10%) per annum commencing July 25, 2000. Principal and interest may be paid in cash, or at the option of the Company, in shares of the Company's subsidiary Osage iXi's Common Stock priced at $1 per share. Such a conversion, assuming the full $4 million is converted, would convert into 40% of Osage iXi's stock. No interest is due if the Note is converted. Osage iXi began business on August 1, 2000. At that time, Osage iXi received certain assets and retained the services of certain individuals now utilized by other subsidiaries of the Company. For additional information refer to Part II, Item 5 "Other Information".

      On September 22, 2000 the Company completed a private placement of $2.25 million of 8% Convertible Subordinated Debentures (the "8% Debentures"). The principal amount of the 8% Debentures is payable on October 1, 2001 with interest payable at the rate of eight percent (8%) per annum. Subject to the holders right to convert, interest is payable quarterly in arrears commencing January 1, 2001. The conversion price is a maximum of $.80 per share subject to downward adjustment depending on the market price of the stock. For additional information refer to Part II, Item 5 "Other Information".

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

8. Segment Reporting.

   The Company engages in business activities in two operating segments, Systems Integration and Consulting Services. However, the Consulting Services segment has not materially developed and the Company therefore has not reported separate activity at this point. The chief operating decision-makers are provided information about the revenues generated in key client industries. The resources needed to deliver the Company's services are not separately reported by industry. The Company's services are delivered to clients primarily in the United States and the Company's long-lived assets are all located in the United States.

9. Subsequent Event.

   During October 2000, GE Access agreed to convert an existing term loan and apply obligations due to GE Access from the Company to a new note payable. The new note is for $2.4 Million and carries an interest rate of 11%. The note is payable weekly in equal installments of $50,000 beginning January 1, 2001 until paid in full (December 2001). Until 2001, the weekly payment required is for interest only. In consideration of extending this Note and in consideration of its terms, the Company agreed to issue 140,000 three-year warrants at $1 per share.

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

     As announced on July 18, 2000, the Company is now organized into two strategic business units, Osage Consulting Services and Osage Systems Integration. System Integration customers include both our traditional base and the emerging market of Internet related companies. In 1999 Osage had in excess of 70 customers whose principal business related to the Internet such as internet service providers "ISPs", "application service providers "ASPs", business to business "B2B" commerce sites and business to consumer "B2C" commerce sites. Most of the services provided to these customers involve the basic infrastructure of their Internet installations.

   Osage Consulting Services, which originally focused exclusively on business intelligence and eCommerce solutions for the middle market, will now also encompass the eIntegrator Alliance Program and the newly launched Professional Services organization. A core component of the Professional Services organization has been the development of the Internet Data Center Solution Stacks, a set of packaged solutions with defined service deliverables in the areas of Storage, Security, Availability, Assurance, and Operations. These solutions can be deployed in individual client environments, or customized for use in specific eIntegrator partnerships. The expansion of the professional service offerings is in response to expanding market opportunities created by web-enabled technologies. Osage Consulting Services also provides hardware and software products to its customers and provides service capability to the system integration group. This arrangement has allowed each group to maximize sales but has blurred the clear distinction of offerings to the customer. However, the groups continue to focus on their predominant service offering to the market thus enhancing the potential for the growth in the services sector of the market.

RESULTS OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

The following table sets forth for the periods indicated certain financial data as a percentage of net sales: ($ In Thousands)

                                                     ------------------------------------------------------------
                                                                          THREE MONTHS ENDED
                                                     ------------------------------------------------------------
                                                         SEPTEMBER 30, 2000               SEPTEMBER 30, 1999
                                                                       % OF                             % OF
                                                       AMOUNT        NET SALES          AMOUNT        NET SALES
                                                     ------------------------------------------------------------
REVENUE:
  Hardware and software sales                        $  24,298            84.4%        $  25,244            84.1%
  Services and consulting revenues                       4,507            15.6%            4,761            15.9%
                                                     ---------       ---------         ---------       ---------
  Total revenue                                         28,805           100.0%           30,005           100.0%
COST OF SALES                                           24,180            83.9%           25,718            85.7%
                                                     ---------       ---------         ---------       ---------
   Gross profit                                          4,625            16.1%            4,287            14.3%
                                                     ---------       ---------         ---------       ---------

OPERATING EXPENSES:
  Selling, general and administrative expenses           4,283            14.9%            4,945            16.5%
  Depreciation and amortization                            565             2.0%              377             1.3%
  Restructuring and impairment charges                                     0.0%            5,122            17.1%
                                                     ---------       ---------         ---------       ---------
    Total operating expenses                             4,848            16.9%           10,444            34.9%
                                                     ---------       ---------         ---------       ---------

LOSS FROM OPERATIONS                                      (223)          -0.8%            (6,157)         -20.6%

INTEREST - NET                                          (1,190)          -4.1%              (464)          -1.5%
                                                     ---------       ---------         ---------       ---------

LOSS BEFORE (BENEFIT) PROVISION FOR
  INCOME TAXES                                          (1,413)          -4.9%            (6,621)         -22.1%

(BENEFIT) PROVISION  FOR INCOME TAXES                     (368)          -1.3%                82             0.3%
                                                     ---------       ---------         ---------       ---------

NET LOSS                                             $  (1,045)          -3.6%         $  (6,703)         -22.4%
                                                     =========       =========         =========       =========

BASIC AND DILUTED LOSS PER SHARE:                    $   (0.05)                        $   (0.68)
                                                     =========                         =========

BASIC AND DILUTED SHARES OUTSTANDING:                   19,462                             9,830
                                                     ---------                         ---------

     Revenues. Net sales decreased by 4.0%, or approximately $1.2 million, to $28.8 million for the three months ended September 30, 2000 as compared to $30.0 million for the same prior year period. This decrease in net sales was attributable to an increase in the Company's focus on service sales versus hardware and software sales. The decrease is also attributable to the discontinued Solsource and E-comm operations in the fourth quarter of 1999. Management expects service revenues to increase as new opportunities associated with the Company's Consulting Services initiative are realized. The Company's net sales are expected to continue slowing somewhat during 2000 as the Company's emphasis on improved operating margins is realized.

      Gross Profit. The Company's cost of sales consists primarily of the cost to the Company of products acquired for resale and salaries of certain technical personnel. The Company's gross profit increased by 7.9% or $0.3 million to $4.6 million for the three months ended September 30, 2000 as compared to $4.3 million for the prior year. Gross profit margin increased to approximately 16.1% during the three months ended September 30, 2000 as compared to approximately 14.3% during the prior year. The increase in gross profit and margins was attributable to resource redeployment within Consulting Services and the Company's focus on hardware sales with improved margins. With respect to the sale of hardware, management believes that in the long run, gross profit margins on these sales will decrease. As a consequence, the Company intends to continue growing its Consulting Services business at a rate in excess of the growth of its Systems Integration business. Also, the Company believes that, as one of the larger systems integrators competing in its markets, it can obtain economies of scale, which will allow it to compete profitably in spite of any deterioration of gross profit margins.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, sales person compensation, employee benefits, professional fees, travel, marketing and facility costs. Selling, general and administrative expenses decreased by 13.4% or $0.6 million to $4.3 million for the three months ended September 30, 2000 as compared to $4.9 million for the same period last year. As a percentage of sales, these costs decreased from 16.5% for the three months ended September 30, 1999 to 14.9% for the same period this year. The decrease is primarily attributable to the restructuring program initiated in the third quarter of 1999. The restructuring activity included the reduction in levels of management, the elimination of approximately forty-five positions, including several senior executive personnel, vacating certain leased facilities and canceling certain contracts.

      Depreciation and Amortization. Depreciation and amortization of $565,000 for the three months ended September 30, 2000 reflected an increase of 49.9%, or $188,000, as compared to the same prior year period. The increase was primarily due to the effect of amortization of goodwill, the depreciation of assets acquired in connection with acquisitions and the depreciation associated with the Company's enterprise software system.

       Interest Expense. Interest expense for the three months ended September 30, 2000 of $1.2 million includes interest charges associated with the Company's line of credit and term loan agreement along with interest accretion related to the common stock warrants issued to the holder of the Debentures. Interest expense includes $753,000 of additional interest accretion related to the value of warrants issued in conjunction with the Debentures. This amount was recognized during the third quarter in conjunction with the registration of the shares of common stock.

    Income Taxes. The Company's effective tax rate benefit for the three months ended September 30, 2000 was 26% which is primarily attributable to the net operating loss generated during the year offset by nondeductible goodwill, interest expense and currently owed state taxes.

   The Company believes an ownership change occurred in 2000, the effect of which will be to limit annual usage of net operating loss carryovers in the future, pursuant to IRC Section 382. At this time, management believes this will not result in an inability to use ultimately all of the net operating losses in the future that are not currently reserved with a valuation allowance.

RESULTS OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

The following table sets forth for the periods indicated certain financial data as a percentage of net sales:
($ In Thousands)

                                                     -------------------------------------------------------------
                                                                           NINE MONTHS ENDED
                                                     -------------------------------------------------------------
                                                         SEPTEMBER 30, 2000                 SEPTEMBER 30, 1999
                                                                         % OF                              % OF
                                                       AMOUNT          NET SALES         AMOUNT          NET SALES
                                                     -------------------------------------------------------------
REVENUE:
  Hardware and software sales                        $  71,041            84.3%        $  71,714            85.7%
  Services and consulting revenues                      13,234            15.7%           12,002            14.3%
                                                     ---------       ---------         ---------       ---------
  Total revenue                                         84,275           100.0%           83,716           100.0%
COST OF SALES                                           71,615            85.0%           69,018            82.4%
                                                     ---------       ---------         ---------       ---------
   Gross profit                                         12,660            15.0%           14,698            17.6%
                                                     ---------       ---------         ---------       ---------

OPERATING EXPENSES:
  Selling, general and administrative expenses          12,390            14.7%           15,237            18.2%
  Depreciation and amortization                          1,586             1.9%            1,107             1.3%
  Restructuring and impairment charges                                     0.0%            5,122             6.1%
                                                     ---------       ---------         ---------       ---------
    Total operating expenses                            13,976            16.6%           21,466            25.6%
                                                     ---------       ---------         ---------       ---------

LOSS FROM OPERATIONS                                    (1,316)          -1.6%            (6,768)          -8.0%

INTEREST - NET                                          (2,768)          -3.3%              (846)          -1.0%
                                                     ---------       ---------         ---------       ---------

LOSS BEFORE BENEFIT FOR INCOME TAXES                    (4,084)          -4.9%            (7,614)          -9.0%

BENEFIT FOR INCOME TAXES                                  (981)          -1.2%              (183)          -0.2%
                                                     ---------       ---------         ---------       ---------

NET LOSS                                                (3,103)          -3.7%            (7,431)          -8.8%

SERIES E EMBEDDED DIVIDENDS                               (687)          -0.8%                              0.0%
                                                     ---------       ---------         ---------       ---------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS         $  (3,790)          -4.5%         $  (7,431)          -8.8%
                                                     =========       =========         =========       =========

BASIC AND DILUTED LOSS PER SHARE:                    $   (0.27)                        $   (0.77)
                                                     =========                         =========

BASIC AND DILUTED SHARES OUTSTANDING:                   14,122                             9,611
                                                     =========                         =========

   Revenues. Net sales increased by 0.7%, or approximately $0.6 million, to $84.3 million for the nine months ended September 30, 2000 as compared to $83.7 million for the same prior year period. This increase in net sales was attributable to an increase in the Company's focus on service sales as well as a comparable demand for the products the Company offers. The level of change is larger than the comparative results depict as the Company discontinued the Solsource and E-comm operations in the fourth quarter of 1999. Management expects service revenues to continue to increase as new opportunities associated with the Company's Consulting Services initiative are realized. The Company's net sales are expected to slow somewhat during 2000 as the Company emphasizes improving operating margins.

   Gross Profit. The Company's cost of sales consists primarily of the cost to the Company of products acquired for resale and salaries of certain technical personnel. The Company's gross profit decreased by 13.9% or approximately $2 million to $12.7 million for the nine months ended September 30, 2000 as compared to $14.7 million for the prior year period. Increased competition in the hardware and software markets was primarily responsible for the decline. Gross profit margin decreased to approximately 15.0% during the nine months ended September 30, 2000 as compared to approximately 17.6% during the prior year period. The decrease in gross profit margins was attributable to increased competition and the sale of more expensive product, with higher dollar profitability but lower margins. With respect to the sale of hardware, management believes that in the long run, gross profit margins on these sales will decrease. As a consequence, the Company intends to continue growing its Consulting Services business at a rate in excess of the growth of its Systems Integration business. The Company believes that, as one of the larger systems integrators competing in its markets, it can obtain economies of scale, which will allow it to compete profitably in spite of any deterioration of gross profit margins.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, sales person compensation, employee benefits, professional fees, travel, marketing and facility costs. Selling, general and administrative expenses decreased by 18.7% or approximately $2.8 million to $12.4 million for the nine months ended September 30, 2000 as compared to $15.2 million for the same period last year. As a percentage of sales, these costs decreased from 18.2% for the nine months ended September 30, 1999 to 14.7% for the same period this year. The decrease is primarily attributable to the restructuring program initiated in the third quarter of 1999. The restructuring activity included the reduction in levels of management, the elimination of approximately forty-five positions, including several senior executive personnel, vacating certain leased facilities and canceling certain contracts.

   Depreciation and Amortization. Depreciation and amortization of $1.6 million for the nine months ended September 30, 2000 reflected an increase of 43.3%, or approximately $0.5 million as compared to the same prior year period. The increase was primarily due to the effect of amortization of goodwill, depreciation of assets acquired in connection with acquisitions and the depreciation associated with the Company's enterprise software system.

   Interest Expense. Interest expense for the nine months ended September 30, 2000 of $2.8 million includes interest charges associated with the Company's line of credit and term loan agreement along with interest accretion related to the common stock warrants issued to the holder of the Debentures. In addition, interest expense includes $750,000 associated with the beneficial conversion feature of the Debentures due to the conversion price reflecting a discount to the price of the Company's Common Stock on the date the Debentures were priced. This amount was recognized in May 2000 when approval by the Company's stockholders was obtained for the issuance of shares associated with the Debenture. The Company also recorded a charge of $753,000 of additional interest accretion related to the value of warrants issued in conjunction with the Debentures. This amount was recognized during the third quarter in conjunction with the registration of the shares of common stock.

   Income Taxes. The Company's effective tax rate benefit for the nine months ended September 30, 2000 was 24% which is primarily attributable to the net operating loss generated during the year offset by nondeductible goodwill, interest expense and currently owed state taxes.

   The Company believes an ownership change occurred in 2000, the effect of which will be to limit annual usage of net operating loss carryovers in the future, pursuant to IRC Section 382. At this time, management believes this will not result in an inability to use ultimately all of the net operating losses in the future that are not currently reserved with a valuation allowance.

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

Backlog

The Company normally ships systems promptly after receiving an order and therefore does not customarily have a significant backlog

Liquidity And Capital Resources

   Historically, the Company has funded its operations primarily from cash generated by operations and, to a lesser extent, with funds from borrowings under the Company's credit facility. For the nine months ended September 30, 2000, cash flow used by operations was $2.6 million as compared to cash used by operations of $1.7 million during the same period in the prior year. The Company's cash flow from operations was negatively affected by an increase in receivables and a decrease in accrued expenses related to the purchase of vendor invoices by the Company's credit facility, partially offset by vendor purchases with credit extending beyond the Company's normal experience.

   The Company's working capital was $14.0 million at September 30, 2000, as compared to the working capital of $11.5 million at December 31, 1999. The increase in the Company's working capital during such period is principally attributable to the decrease in short-term debt caused by the conversion of warrants related to the Debentures, an increase to receivables and payments made under the Company's restructuring program, partially offset by an increase in obligations to vendors and additional short-term convertible subordinated debentures.

   Capital expenditures, which totaled $358,000 during the first nine months of 2000 were principally for computer hardware and software to support the Company's operations and for the upgrade of existing infrastructure.

   Cash flow from financing activities was favorably impacted by the $3.0 million interest free advance/warrant conversion (see below) and the $3.5 million of borrowings on convertible debentures, partially offset by the $2.2 million redemption of Series E preferred stock as well as $1.8 million of net repayments of debt.

   In March 2000, the Company received $3.0 million as an interest-free advance. The advance was used to redeem the Company's outstanding shares of Series E Convertible Preferred Stock. Upon the effectiveness in August of the Registration Statement filed with the Securities and Exchange Commission, the $3 million was converted from an interest free advance to payment for the aforementioned warrants.

   At the Company's annual meeting of stockholders held on May 31, 2000, the stockholders voted on the conversion and exercise feature of the convertible debentures and Common stock purchase warrants (collectively, the "Debenture") sold by the Company to Michael Lauer and three investment funds managed by him (collectively, "Lancer") in November 1999 (the "Lancer Financing"). The stockholders approved the conversion and exercise features of the Derivative Securities and as a result, the Company issued approximately 20,000,000 shares of its Common Stock to Lancer or its designees, which had an extremely dilutive effect on the existing stockholders. Furthermore, Lancer and its designees beneficially own approximately 58% of the Company's Common Stock, thereby securing majority voting control of the Company's stock.

RECENTLY ISSUED ACCOUNTING STANDARDS

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Subsequent to the issuance of SFAS No. 133, the FASB received many requests to clarify certain issues causing difficulties in implementation. In June 2000, the FASB issued SFAS No. 138 responding to those requests by amending certain provisions of SFAS No. 133. The Company will adopt SFAS No. 133 and the corresponding amendments under SFAS No. 138 no later than the first quarter of the fiscal year ending December 31, 2001. SFAS No. 133, as amended by SFAS No. 138, will not have a material impact on the Company's results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   As of September 30, 2000, the Company had approximately $16.2 million floating-rate debt outstanding. The Company's management believes the interest rate risk represented by this debt is not material. The Company has not, and does not plan to, enter into any derivative financial instruments for hedging or speculative purposes. As of September 30, 2000, the Company had no other significant material exposure to market risk.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

   On January 6, 2000, the Company issued 500,000 shares of Common Stock in connection with the acquisition of the e-publishing and systems integration practice groups of Sharon O'Reilly and Michael Lowther. Of these shares, each of Sharon O'Reilly and Michael Lowther received 250,000 shares. In addition, the Company may, at its option, issue additional shares of Common Stock in lieu of cash payments of $220,000 for deferred acquisition consideration. In October, the Company satisfied this obligation by issuing 176,000 shares of the Company's common stock. The Company had previously paid $44,000 in cash related to this obligation. The issuance of the original 500,000 shares was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 of Regulation D as an issuer transaction not involving a public offering.

   On March 10, 2000, the Company issued 15,000 shares of Common Stock to Harbour International, Inc. in consideration of a general release given pursuant to the terms of a settlement agreement between Harbour International and the Company. The issuance of the original 240,000 shares was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 of Regulation D as an issuer transaction not involving a public offering.

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

   (2) An amendment to the Certificate eliminating a super majority voting requirement for the stockholders to amend the Certificate.

ITEM 5. OTHER INFORMATION.

   Osage Systems Group, Inc. ("Osage") has obtained $2,000,000 related to a $4,000,000 convertible debenture as a result of the following transaction. The proceeds will be used for the operational and capital needs of Osage and its subsidiaries.

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

   SPH Investments, Inc. ("SPH") and HMA Associates, Inc. (HMA") (collectively, the "Lenders") entered into a certain Convertible Promissory Note Purchase Agreement (the "Note Purchase Agreement") with Osage and Osage iXi dated July 21, 2000 pursuant to which the Lenders committed to purchase a total of $4,000,000 of Convertible Senior Subordinated Notes (the "Notes") (each Lender is committed to purchase $2,000,000 of the Notes). On July 25, 2000 the Lenders purchased a total of $2,000,000 of such Notes. Pursuant to the Note Purchase Agreement, the Lenders are required to purchase an additional $2,000,000 of such Notes, with $1,000,000 of such Notes to be purchased on or before September 30, 2000 and $1,000,000 of such Notes to be purchased on or before November 30, 2000. To date, the Company has not received additional funds beyond the original $2 million funding.

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

On September 22, 2000, we completed a private placement transaction intended to raise gross proceeds of $2,250,000 for general working capital purposes. The following securities were sold in the private placement:

- $2,250,000 of our 8% convertible notes, convertible into shares of common stock at a price of $0.80 per share, subject to downward adjustment based on the trading price of our common stock. The closing market price of our stock on September 22, 2000 was $0.75, and

-     Warrants to purchase 675,000 shares of our common stock.

      The securities were sold to six (6) accredited investors. The private placement requires two separate closings. At the initial closing on September 22, 2000, we realized net proceeds of $1,355,000 after payment of a finder's fee in the amount of $120,000 and escrow and counsel fees in the amount of $25,000, and we issued the following:

-     $1,500,000 of 8% convertible notes, and

- Warrants to purchase 337,500 shares of common stock immediately exercisable at $1.25 per share.

      The final closing will occur three (3) days after the effective date of this registration statement. At the final closing, we will receive net proceeds of $690,000 after payment of a finder's fee in the amount of $60,000, and we will issue the following:

-     $750,000 of 8% convertible notes, and

- Warrants to purchase an additional 337,500 shares of common stock immediately exercisable at $1.50 per share.


      Pursuant to the private placement, we were required to file a registration statement on Form S-3 with the SEC no later than on or about November 5, 2000 (the filing occurred on October 26, 2000) registering the public resale of (i) 200% of the shares of common stock issuable upon conversion of the notes; and
(ii) 100% of the shares of common stock issuable upon exercise of the warrants. We are required to cause the registration statement to be declared effective by the SEC by no later than December 21, 2001. Our failure to comply with these deadlines will result in a fine payable to the investors equal to 1% of the principal amount of the notes for the first thirty (30) days period or part thereof of noncompliance and 2% for each thirty (30) day period or part thereof thereafter. Failure to cause the registration statement to be declared effective within sixty (60) days after required effective date, will be deemed an event of default under the notes resulting in the acceleration of the our obligation to repay the principal amount of the notes.

In September the Company retained Global Capital Markets, LLC (Global) as a consultant to advise the Company on corporate finance and business development matters. The term of the Agreement is one year and the compensation to Global consists of 520,000 three-year warrants at a price of $1.0625 per share. In addition, the Company agreed to reimburse Global for reasonable expenses and to indemnify Global for its actions while acting on behalf of the Company.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits:

Exhibit Number
(referenced to
Item 601 of
Reg. S-K)                   Description                   Method of Filing
--------------              -----------                   ----------------

   27                       Financial Data Schedule       Filed herewith

(b)  Reports on Form 8-K

The company did not issue any reports on Form 8-K during the quarter ended September 30, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on by the undersigned, thereunto duly authorized

                                           OSAGE SYSTEMS GROUP, INC.



Date: November 14, 2000                    By:  /s/ Phil Carter
     ---------------------------                --------------------------------
                                                Phil Carter
                                                Chairman of the Board and Chief
                                                Executive Officer

Date: November 14, 2000                    By:  /s/ Robert T. Peterson
     ---------------------------                --------------------------------
                                                Robert T. Peterson
                                                Chief Financial Officer/
                                                Principal Accounting Officer

                                 EXHIBIT INDEX


Exhibit Number              Description                   Method of Filing
--------------              -----------                   ----------------

 27                           Financial Data Schedule       Filed herewith